Form 10-Q
period 1998-06-30
LIN HOLDINGS CORP; LIN TELEVISION CORP
filed 1998-09-02
CIK 1062707, 931058

   As filed with the Securities and Exchange Commission on September 2, 1998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from_______________to_______________

Commission File Number: 0-25206



                  LIN HOLDINGS CORP.                                     LIN TELEVISION CORPORATION
------------------------------------------------------     ------------------------------------------------------
(Exact name of registrant as specified in its charter)     (Exact name of registrant as specified in its charter)

                       DELAWARE                                                   DELAWARE
           -------------------------------                           -------------------------------
           (State or other jurisdiction of                           (State or other jurisdiction of
            incorporation or organization)                            incorporation or organization)

                      75-2733097                                                 13-3581627
         ------------------------------------                       ------------------------------------
         (I.R.S. Employer Identification No.)                       (I.R.S. Employer Identification No.)


    1 RICHMOND SQUARE, SUITE 230E, PROVIDENCE, RHODE ISLAND          02906
    -------------------------------------------------------       ----------
            (Address of principal executive offices)              (Zip Code)

                                 (401) 454-2880
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[  ]  Yes     [X]  No

NOTE:

10-Q currently presents results for two companies rather than just the parent company on a fully consolidated basis.

                                Table of Contents


                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1.  Financial Statements

         LIN HOLDINGS CORP.

         Condensed Consolidated Balance Sheets (unaudited)                    2
         Condensed Consolidated Statements of Operations (unaudited)          3
         Condensed Consolidated Statements of Cash Flows (unaudited)          4
         Notes to Condensed Consolidated Financial Statements (unaudited)     5

         LIN TELEVISION CORPORATION

         Condensed Consolidated Balance Sheets (unaudited)                   13
         Condensed Consolidated Statements of Operations (unaudited)         14
         Condensed Consolidated Statements of Cash Flows (unaudited)         15
         Notes to Condensed Consolidated Financial Statements (unaudited)    16

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                             23

Part II. Other Information

Item 1.  Legal Proceedings                                                   31
Item 4.  Submission of Matters to a Vote of Security Holders                 31
Item 5.  Contingent Matters                                                  32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               LIN HOLDINGS CORP.
                     Condensed Consolidated Balance Sheets
                    (In thousands, except number of shares)

                                                                         Holdings                  Predecessor
                                                                ---------------------------     -----------------
                                                                June 30,1998   December 31,
                                                                (unaudited)        1997         December 31, 1997
                                                                ------------   ------------     -----------------

ASSETS
Current assets:

  Cash and cash equivalents                                      $   29,735        $  -             $  8,046
  Accounts receivable, less allowance for doubtful
   accounts (1998 - $2,141, 1997 (predecessor) - $2,197)             42,100           -               57,645
  Program rights                                                      3,592           -                9,916
  Other current assets                                               16,652           1                1,865
                                                                 ----------        ----             --------
        Total current assets                                         92,079           1               77,472

Property and equipment, less accumulated
  depreciation and amortization                                     122,190           -              107,593
Deferred financing costs                                             49,474           -                5,421
Equity in joint venture                                              74,567           -                  473
Intangible assets, less accumulated amortization                  1,460,458           -              369,588
Program rights and other noncurrent assets                            4,417           -                8,779
                                                                 ----------        ----             --------
        Total assets                                             $1,803,185        $  1             $569,326
                                                                 ==========        ====             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable                                                $    8,465         $ -             $  7,553
 Program obligations                                                  3,982           -               11,320
 Accrued income taxes                                                 1,905           -                3,444
 Current portion of long-term debt                                    5,837           -                    -
 Accrued interest expense                                            10,675           -                  265
 Other accruals                                                      20,199           -               20,624
                                                                 ----------        ----             --------
   Total current liabilities                                         51,063           -               43,206
Long-term debt, excluding current portion                           670,131           -              260,000
Deferred income taxes                                               523,676           -               65,248
Other noncurrent liabilities                                          8,232           -                8,307
                                                                 ----------        ----             --------
        Total Liabilities                                         1,253,102           -              376,761
                                                                 ==========        ====             ========

Stockholders' equity:
  Preferred stock, $0.01 par value:
    Authorized shares - (1998 - none, 1997 - none,
     1997 (predecessor) - 15,000,000)
    Issued and outstanding shares - none                                  -           -                    -
  Common stock, $0.01 par value:
    Authorized shares - (1998 - 1,000, 1997 -
      1,000, 1997 (predecessor) - 90,000,000)
    Issued and outstanding shares - (1998 - 1,000;
     1997 - 1,000 1997 (predecessor) - 29,857,000)                        -           -                  299
    Treasury stock (79 shares at cost)                                    -           -                   (3)
  Additional paid-in capital                                        559,048           1              283,177
  Accumulated deficit                                                (8,965)          -              (90,908)
                                                                 ----------        ----             --------
        Total stockholders' equity                                  550,083           1              192,565
                                                                 ----------        ----             --------
        Total liabilities and stockholders' equity               $1,803,185        $  1             $569,326
                                                                 ==========        ====             ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

           NOTE - The December 31, 1997 information was derived from the audited financial statements at that date.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (CONTINUED)

                               LIN HOLDINGS CORP.
                Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (unaudited)


                                                Holdings      Predecessor       Holdings      Predecessor     Predecessor
                                             -------------   -------------   -------------   -------------   -------------
                                             Three Months     Three Months    Period from     Period from      Six Months
                                                 Ended            Ended        March 3 -      January 1 -         Ended
                                             June 30, 1998   June 30, 1997   June 30, 1998   March 2, 1998   June 30, 1997
                                             -------------   -------------   -------------   -------------   -------------

Net revenues                                    $61,777         $83,305         $77,988         $43,804         $144,967
Operating costs and expenses
  Direct operating                               17,000          20,465          20,730          11,117           36,533
  Selling, general and administrative            14,068          17,918          18,364          11,701           34,243
  Corporate                                       2,296           1,852           2,754           1,170            3,550
  Amortization of program rights                  3,041           3,601           4,056           2,743            7,659
  Depreciation and amortization of
   intangible assets                             13,631           6,304          18,105           4,581           12,700
  Tower write-offs                                    -           2,697               -               -            2,697
                                                -------         -------         -------         -------         --------
  Total operating costs and expenses             50,036          52,837          64,009          31,312           97,382
                                                -------         -------         -------         -------         --------

Operating income                                 11,741          30,468          13,979          12,492           47,585

Other (income) expense:
  Interest expense                               16,421           5,505          21,691           2,764           11,223
  Investment income                                (237)           (300)           (287)            (98)            (687)
  Equity in joint venture                         1,700             462           2,162             244              865
  Merger expenses                                     -               -               -           8,616                -
                                                -------         -------         -------         -------         --------
Total other expense                              17,884           5,667          23,566          11,526           11,401
                                                -------         -------         -------         -------         --------

Income (loss) before provision for
  (benefit from) income taxes                    (6,143)         24,801          (9,587)            966           36,184
Provision for (benefit from) income taxes          (407)          9,251            (622)          3,710           13,497
                                                -------         -------         -------         -------         --------
Net income (loss)                               $(5,736)        $15,550         $(8,965)        $(2,744)         $22,687
                                                =======         =======         =======         =======          =======


     The accompany notes are an integral part of the condensed consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (CONTINUED)

                               LIN HOLDINGS CORP.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (unaudited)



                                                                  Holdings      Predecessor     Predecessor
                                                               -------------   -------------   -------------
                                                                Period from     Period from      Six Months
                                                                 March 3 -      January 1 -         Ended
                                                               June 30, 1998   March 2, 1998   June 30, 1997
                                                               -------------   -------------   -------------

OPERATING ACTIVITIES:
Net income (loss)                                               $    (8,965)     $ (2,744)        $ 22,687
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Depreciation and amortization (includes amortization
  of financing costs and discounts on notes)                         26,881         4,714           13,150
Amortization of program rights                                        4,056         2,743            7,659
Tax benefit from exercises of stock options                               -        10,714                -
Deferred income taxes                                                   127           149            1,915
Net loss (gain) on disposition of assets                                (54)           19            2,255
Program payments                                                     (3,708)       (4,157)          (7,068)
Equity in joint venture                                               2,162           244              865
Provision for doubtful accounts                                         153            98              145
Changes in operating assets & liabilities:
  net of acquisitions & disposals:
  Accounts receivable                                                (9,257)        7,695          (10,272)
  Program rights net of program obligations                              29           (45)               6
  Other current assets                                                4,414       (19,102)          (6,162)
  Accounts payable                                                      777         1,187            1,396
  Accrued income taxes                                               (1,464)        1,777             (422)
  Accured interest expense                                           10,675            74               53
  Other accruals                                                     (1,790)        5,050            4,297
                                                                -----------      --------         --------
 Net cash provided by operating activities                           24,036         8,416           30,504
                                                                -----------      --------         --------

INVESTING ACTIVITIES:
Capital expenditures                                                 (2,702)       (1,221)         (10,307)
Proceeds from asset dispositions                                         41             3            3,126
Investment in joint venture                                            (250)         (250)            (750)
Contribution of KXAS-TV to station joint venture                    815,500             -                -
Acquisition of LIN Television Corporation                        (1,723,656)            -                -
                                                                -----------      --------         --------
Net cash used in investing activities                              (911,067)       (1,468)          (7,931)
                                                                -----------      --------         --------

FINANCING ACTIVITIES:
Proceeds from exercises of stock options
  and sale of Employee Stock Purchase Plan shares                         -         1,071            2,023
Treasury stock purchases                                                  -             -             (596)
Principal payments on long-term debt                               (260,000)            -          (35,000)
Proceeds from long-term debt                                        668,929             -                -
Loan fees incurred on long-term debt                                (51,211)            -                -
Proceeds from sale of Common Stock                                  558,123             -                -
Proceeds from capital contributions                                   1,000             -                -
Cash exercise of options                                                (75)            -                -
                                                                -----------      --------         --------
Net cash provided by (used in) financing activities                 916,766         1,071          (33,573)
                                                                -----------      --------         --------
Net increase (decrease) in cash and cash equivalents                 29,735         8,019          (11,000)
                                                                -----------      --------         --------
Cash and cash equivalents at the beginning of the period                  -         8,046           27,952
                                                                -----------      --------         --------
Cash and cash equivalents at the end of the period              $    29,735      $ 16,065         $ 16,952
                                                                ===========      ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
 Interest                                                       $     2,239      $  2,895         $ 10,827
 Income taxes                                                   $       989      $     46         $ 15,263


                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM. 1 FINANCIAL STATEMENT (CONTINUED)

                            LIN Holdings Corporation
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


NOTE 1 - BASIS OF PRESENTATION:

         LIN Holdings Corp. ("Holdings") was formed on July 18, 1997. On the same date, LIN Acquisition Company ("LIN Acquisition") was formed as a wholly-owned subsidiary of Holdings to acquire LIN Television Corporation ("LIN Television" or "Predecessor" prior to the Merger (as defined), and the "Company" following the Merger, pursuant to the Merger Agreement (as defined), see Note 2.

         The condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

         In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of Holdings and its subsidiaries for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements include the accounts of Holdings and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

         All of the Company's direct and indirect consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Subordinated Notes (as defined) on a joint and several basis. Holdings and the Company conduct their business through their subsidiaries, and have no operations or assets other than their investments in their subsidiaries. Accordingly, no separate or additional financial information about the subsidiaries is provided.

NOTE 2 - MERGER:

         Holdings and LIN Acquisition, two newly formed affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), entered into an Agreement and Plan of Merger with LIN Television on August 12, 1997 (as amended, the "Merger Agreement").

         Pursuant to, and upon the terms and conditions of, the Merger Agreement, Holdings acquired LIN Television (the "Acquisition") on March 3, 1998 by merging LIN Acquisition, its wholly-owned subsidiary, with and into LIN Television (the "Merger"), with LIN Television surviving the merger and becoming a direct, wholly-owned subsidiary of Holdings. The total purchase price for the common equity of LIN Television was approximately $1.7 billion. In addition, the Company refinanced $260.2 million of LIN Television's indebtedness and incurred acquisition costs of approximately $32.2 million.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


         The Acquisition was funded by (i) $6.9 million of excess cash on the LIN Television balance sheet; (ii) $50.0 million aggregate principal amount of senior secured Tranche A term loans ("Tranche A Term Loans"); (iii) $120.0 million aggregate principal of senior secured Tranche B term loans ("Tranche B Term Loans"); (iv) $299.3 million of gross proceeds from the issuance of $300.0 million aggregate principal amount of unregistered 8 3/8% senior subordinated notes due 2008 (the "Old Senior Subordinated Notes"); (v) $199.6 million of gross proceeds from the issuance by Holdings of $325.0 million aggregate principal amount at maturity of unregistered 10% senior discount notes due 2008 (the "Old Senior Discount Notes"), which proceeds were contributed by Holdings to the common equity of the Company; (vi) $815.5 million of proceeds of the GECC Note (as defined); and (vii) $558.1 million of common equity provided by affiliates of Hicks Muse, management and other co-investors to the equity of the corporate parents of Holdings, which in turn, through Holdings, contributed such amount to the common equity of the Company. (collectively, the "Financings").

         In connection with the Acquisition, Hicks Muse and NBC formed a television station joint venture (the "Joint Venture"). The Joint Venture consists of KXAS-TV, formerly LIN Television's Dallas-Fort Worth NBC affiliate, and KNSD-TV, formerly NBC's San Diego station. A wholly-owned subsidiary of NBC is the general partner of the Joint Venture (the "NBC General Partner") and NBC operates the stations owned by the Joint Venture. The NBC General Partner holds an approximate 80% equity interest and the Company holds an approximate 20% equity interest in the Joint Venture (see Note 6). General Electric Capital Corporation ("GECC") provided debt financing for the Joint Venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (the "GECC Note"). The Company expects that the interest payments on the GECC Note will be serviced solely by the cash flows of the Joint Venture.

         The GECC Note was issued by LIN Television of Texas, L.P., the Company's indirect wholly- owned partnership ("LIN Texas"), which distributed the proceeds to the Company to finance a portion of the cost of the Acquisition. The obligations to GECC under the GECC Note were assumed by the Joint Venture and LIN Texas was simultaneously released from all obligations under the GECC Note. The GECC Note is not an obligation of Holdings, the Company or any of their respective subsidiaries, and has recourse only to the Joint Venture, the Company's equity interest therein and to one of Holdings two corporate parents pursuant to a guarantee.

         In connection with the formation of the Joint Venture, the Company received an extension of its NBC network affiliation agreements to 2010 and the option (exercisable through December 31, 1999) to purchase WVTM-TV, the NBC affiliate in Birmingham, Alabama.

         The Acquisition was accounted for as a purchase and accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired is allocated to intangible assets, primarily to FCC licenses, network affiliations and goodwill. The results of operations associated with the acquired assets and liabilities have been included in the accompanying statements from the date of acquisition on March 3, 1998 through June 30, 1998.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


         The Acquisition is summarized as follows:

         Assets acquired and liabilities assumed (dollars in thousands):


Working capital, including cash of $9,185.......................... $   23,646
Property and equipment.............................................    124,752
Other noncurrent assets............................................     81,114
Intangible assets..................................................  1,472,304
Deferred tax liability.............................................   (523,549)
Other noncurrent liabilities.......................................     (1,908)
                                                                    ----------
Total acquisition.................................................. $1,176,359
                                                                    ==========

The following summarizes pro forma consolidated results of operations for the three and six month period ended June 30, 1998 and 1997 as if the Acquisition and the Joint Venture had taken place on January 1, 1997 (dollars in thousands):

                         Three Months Ended June 30  Six Months Ended June 30
                         --------------------------  ------------------------
                             1998         1997            1998        1997
                         -----------  -------------  -----------  -----------
Net Revenue............     $61,777      $55,771        $108,539     $96,789
Operating Income.......     $11,741      $ 3,958        $ 14,017     $   869
Net Loss...............    ($ 5,736)    ($ 9,679)      ($ 20,875)   ($26,065)

         The pro forma results do not necessarily represent results that would have occurred if the Acquisition and Joint Venture had taken place on the dates indicated nor are they necessarily indicative of the results of future operations.

         Later this year, the Company expects to acquire from AT&T Corporation ("AT&T") the assets of WOOD-TV and the LMA rights related to WOTV-TV (collectively, the "Grand Rapids Stations"), both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The Company currently provides services to the Grand Rapids Stations pursuant to a consulting agreement with AT&T. The total purchase price for the Grand Rapids Acquisition will be approximately $125.5 million, plus accretion of 8.0% interest which commenced on March 1, 1998. The Grand Rapids Acquisition is expected to be funded by $125.0 million of additional Tranche A Term Loans. For the fiscal year ended December 31, 1997, the Grand Rapids Stations generated net revenues and operating income of $28.4 million and $8.2 million, respectively. The historical and pro forma financial information provided above does not give effect to the Grand Rapids Acquisition.

         In July 1998, Ranger Equity Holdings Corporation ("Ranger"), the indirect parent company of Holdings and the Company, and Chancellor Media Corporation ("Chancellor"), entered into an Agreement and Plan of Merger (the "Chancellor Merger Agreement"). Pursuant to the Chancellor Merger Agreement, Ranger will be merged with and into Chancellor (the "Chancellor Merger"), with Chancellor continuing as the surviving corporation. Following the Chancellor Merger, Holdings and the Company will become indirect, wholly owned subsidiaries of Chancellor. The Chancellor Merger is subject to regulatory and shareholder approval.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS:

         In connection with the Acquisition, Holdings, the Company and certain of their respective affiliates (collectively, the "Clients") entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients have agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services to the Clients. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual EBITDA of Holdings and its subsidiaries for the then-current fiscal year. Upon the acquisition by Holdings and its subsidiaries of another entity or business, the fee shall be adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of Holdings and it subsidiaries. In no event shall the annual fee be less than $1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company and Holdings. In connection with the Chancellor Merger Agreement, Hicks Muse Partners has agreed to terminate the Monitoring and Oversight Agreement for a one-time cash payment of $11.0 million due at closing of the Chancellor Merger.

         In connection with the Acquisition, the Clients entered into a ten-year agreement (the "Financial Advisory Agreement") with Hicks Muse Partners, pursuant to which Hicks Muse Partners received a financial advisory fee at the closing of the Acquisition as compensation for its services as financial advisor to the Clients in connection with the Acquisition. Hicks Muse Partners will receive a fee from LIN Television of $11.0 million in cash at the closing of the Chancellor Merger as compensation for its services as financial advisor to the Clients in connection with the Chancellor Merger. Following the Chancellor Merger, Hicks Muse Partners also will be entitled to receive a "market fee" for the services it provides in each subsequent transaction in which a Client is involved.

NOTE 4 - INTANGIBLE ASSETS:

         Intangible assets consisted of the following at (dollars in thousands):

                                                                     Predecessor
                                                       Holdings     December 31,
                                                    June 30, 1998       1997
                                                    -------------   ------------

         FCC licenses and network affiliations....   $  807,029       $312,450
         Goodwill.................................      666,259        128,043
                                                     ----------       --------
                                                      1,473,288        440,493
                                                     ----------       --------
         Less accumulated amortization............      (12,830)       (70,905)
                                                     $1,460,458       $369,588
                                                     ==========       ========

         Intangible assets represent the excess of the purchase price over the estimated fair value of identifiable assets acquired in business acquisitions, and are being amortized straight-line over 40 years. The Company periodically evaluates intangible assets for potential impairment. At this time, in the opinion of the management, no impairment has occurred.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - LONG-TERM DEBT:

           Long-term debt consisted of the following at (dollars in thousands):

                                                                     Predecessor
                                                       Holdings     December 31,
                                                    June 30, 1998       1997
                                                    -------------   ------------

     Senior Credit Facilities.....................    $170,000        $260,000
     8 3/8% Senior Subordinated Notes due 2008....     299,502               -
     10% Senior Discount Notes due 2008...........     206,466               -
                                                      --------       ---------
     Total debt...................................    $675,968       $260,000
     Less current portion.........................      (5,837)              -
                                                      --------       ---------
     Total long-term debt.........................     463,665        $260,000
                                                      ========       =========

SENIOR CREDIT FACILITIES

         On March 3, 1998, Holdings and the Company entered into a credit agreement (the "Credit Agreement") with the Chase Manhattan Bank, as administrative agent (the "Agent"), and the lenders named therein. Under the Credit Agreement, the Company established a $295 million term loan facility, a $50 million revolving facility, and a $225 million incremental term loan facility (collectively, the "Senior Credit Facilities"). Borrowings under the Senior Credit Facilities and part of the proceeds from the 8 3/8% Senior Subordinated Notes were used to repay LIN Television's existing debt.

         Borrowings under the Senior Credit Facilities bear interest at a rate based, at the option of the Company, on an adjusted London rates, certificate of deposits rate plus 1.00%, or the Federal Funds effective rate plus 1/2 of 1.00% (the "Alternate Base Rate"), plus an incremental rate based on the Company's financial performance. At June 30, 1998, the interest rates on the $50 million Tranche A term loan and the $120 million Tranche B term loan were 7.22% and 7.69%, respectively, based on the Adjusted LIBOR. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.50%, based upon the Company's leverage ratio for that particular quarter on the unused portion of the loan commitment, in addition to annual agency and other administration fees.

         The obligations of the Company under the Senior Credit Facilities will be unconditionally and irrevocably guaranteed, jointly and severally, by Holdings and by each existing and subsequently acquired or organized subsidiary of the Company. In addition, substantially all of the assets of the Company and its subsidiaries are pledged to secure the performance of these obligations. Required principal repayments of amounts outstanding under the Senior Credit Facilities commence on December 31, 1998. The Company's ability to make additional borrowings under the Senior Credit Facilities is subject to compliance with certain financial covenants and other conditions set forth in the Credit Agreement. As of June 30, 1998, the Company was in compliance with all covenants under the Credit Agreement.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

SENIOR SUBORDINATED NOTES

         On March 3, 1998, the Company issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 ("Senior Subordinated Notes") in a private placement for net proceeds of $290.3 million. Such Senior Subordinated Notes were subsequently registered with the Securities and Exchange Commission (the "SEC") pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly-owned subsidiaries of the Company. Interest on the Senior Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, commencing on September 1, 1998.

SENIOR DISCOUNT NOTES

         In connection with the Merger on March 3, 1998, Holdings issued
$325 million aggregate principal amount at maturity of 10% Senior Discount Notes due 2008 ("Senior Discount Notes") in a private placement. Such Senior Discount Notes were registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Discount Notes were issued at a discount and generated net proceeds of $192.6 million to Holdings. The Senior Discount Notes are unsecured senior obligations of Holdings, and are not guaranteed. Cash interest will not accrue or be payable on the Senior Discount Notes prior to March 1, 2003. Thereafter, cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing on September 1, 2003.

NOTE 6 - SUMMARIZED FINANCIAL INFORMATION OF THE JOINT VENTURE:

         The Company owns 20% of the Joint Venture and accounts for its interest using the equity method. The following presents the summarized financial information of the Joint Venture (dollars in thousands):


                                 Three Months      For the Period From
                                Ended June 30,       March 3 through
                                     1998             June 30, 1998
                                --------------     -------------------

Net Revenues.................      $39,281               $49,817
Operating Income.............        8,734                11,592
Net (loss) ..................      $(7,624)              $(9,659)


NOTE 7 - INCOME TAXES:

         The provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to income before income taxes due to the effects of state income taxes and certain expenses not deductible for tax purposes, primarily the amortization of goodwill.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 - COMMITMENTS AND CONTINGENCIES:

         On September 4, 1997, the Company announced that it had learned of four lawsuits regarding the then proposed Merger. The Company and some or all of its then present directors are defendants in all of the lawsuits. AT&T is a defendant in three of the lawsuits, and an AT&T affiliate and Hicks Muse are defendants in one of the lawsuits. Each of the lawsuits was filed by a purported shareholder of the Company seeking to represent a putative class of all the Company's public shareholders. Three of the four lawsuits were filed in Delaware Chancery Court, while the fourth lawsuit was filed in New York Supreme Court.

         While the allegations of the complaints are not identical, all of the lawsuits basically assert that the terms of the original merger agreement were not in the best interests of the Company's public shareholders. All of the complaints allege breach of fiduciary duty in approving the merger agreement. Two of the complaints also allege breach of fiduciary duty in connection with the proposed sale of the television station WOOD-TV by AT&T to Hicks Muse and the amendment to a Private Market Value Guarantee Agreement that was entered into simultaneously with the first merger agreement. The complaints seek the preliminary and permanent enjoinment of the merger or alternatively seek damages in an unspecified amount. The complaints have not been amended to reflect the terms of the merger itself.

         The plaintiffs in each of the actions have agreed to an indefinite extension of time for each of the defendants served to respond to the respective complaints. No discovery has taken place.

         Chancellor and its directors have been named as defendants in a derivative lawsuit filed in the Delaware Chancery Court. The lawsuit seeks, among other things, to enjoin the consummation of the Chancellor Merger (See
Note 2). Ranger has been named as an additional defendant in such lawsuit. At the current time, the outcome of such litigation is uncertain.

         While the Company believes each lawsuit is without merit, the Company is unable to determine the likelihood and possible impact on the Company's financial condition or results of operations of unfavorable outcomes.

         In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of June 30, 1998 is likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 9 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" effective for years beginning after December 15, 1997. SFAS 130 requires that a company report items of other comprehensive income either below the total for net income in the income statement, or in a statement of changes in equity, and to disclose the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. SFAS 130 was adopted during the first quarter of 1998 and was applied to prior period financial statements on a retroactive basis. The adoption of SFAS 130 has no impact on the reported results of operations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for years beginning after December 15, 1997. SFAS 131 requires that a company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. SFAS 131 also requires revenues from products or services, countries where the company has operations or assets and major customers. Management does not believe the implementation of SFAS 131 will have a material impact on its consolidated financial statements.

         In April 1998, Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") effective for fiscal years beginning after December 15, 1998. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires that costs of start-up activities and organization costs be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes". When adopting this SOP, entities are not required to report the pro forma effects of retroactive application. Management does not believe the implementation of SOP 98-5 will have a material impact on its consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. Management does not believe the implementation of SFAS 133 will have a material impact on its consolidated financial results.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                           LIN TELEVISION CORPORATION
                     Condensed Consolidated Balance Sheets
                    (In thousands, except number of shares)


                                                                  Company        Predecessor
                                                                ------------     -----------
                                                                June 30,1998       December
                                                                (unaudited)          1997
                                                                ------------     -----------

ASSETS
Current assets:

  Cash and cash equivalents                                      $   29,735        $  8,046
  Accounts receivable, less allowance for doubtful
   accounts (1998 - $2,141, 1997 (predecessor) - $2,197)             42,100          57,645
  Program rights                                                      3,592           9,916
  Other current assets                                               16,652           1,865
                                                                 ----------        --------
        Total current assets                                         92,079          77,472

Property and equipment, less accumulated
  depreciation and amortization                                     122,190         107,593
Program rights and other noncurrent assets                            4,416           8,778
Deferred financing costs                                             37,123           5,421
Equity in joint venture                                              74,568             473
Intangible assets, less accumulated amortization                  1,460,458         369,588
                                                                 ----------        --------
        Total assets                                             $1,790,834        $569,326
                                                                 ==========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable                                                $    8,465        $  7,553
 Program obligations                                                  3,982          11,320
 Accrued income taxes                                                 2,033           3,444
 Current portion of long-term debt                                    5,837               0
 Accrued interest expense                                            10,675             265
 Other accruals                                                      20,199          20,624
                                                                 ----------        --------
        Total current liabilities                                    51,191          43,206

Long-term debt, excluding current portion                           463,665         260,000
Deferred income taxes                                               526,936          65,248
Other noncurrent liabilities                                          8,232           8,307
                                                                 ----------        --------
        Total Liabilities                                        $1,050,024        $376,761
                                                                 ==========        ========

Stockholders' equity:
  Preferred stock, $0.01 par value:
    Authorized shares - (1998 - none, 1997
     (predecessor) - 15,000,000)
    Issued and outstanding shares - none                                  -               -
  Common stock, $0.01 par value:
    Authorized shares - (1998 - 1,000,
      1997 (predecessor) - 90,000,000)
    Issued and outstanding shares - (1998 - 1,000;
     1997 - 29,857,000)                                                   -             299
    Treasury stock (79 shares at cost)                                    -              (3)
  Additional paid-in capital                                        745,902         283,177
  Accumulated deficit                                                (5,092)        (90,908)
                                                                 ----------        --------
        Total stockholders' equity                                  740,810         192,565
                                                                 ----------        --------
        Total liabilities and stockholders' equity               $1,790,834        $569,326
                                                                 ==========        ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

           NOTE - The December 31, 1997 information was derived from the audited financial statements at that date.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (CONTINUED)

                           LIN TELEVISION CORPORATION
                Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (unaudited)


                                                Company       Predecessor       Company       Predecessor     Predecessor
                                             -------------   -------------   -------------   -------------   -------------
                                             Three Months     Three Months    Period from     Period from      Six Months
                                                 Ended            Ended        March 3 -      January 1 -         Ended
                                             June 30, 1998   June 30, 1997   June 30, 1998   March 2, 1998   June 30, 1997
                                             -------------   -------------   -------------   -------------   -------------

Net revenues                                    $61,777         $83,305         $77,988         $43,804         $144,967

Operating costs and expenses
  Direct operating                               17,000          20,465          20,730          11,117           36,533
  Selling, general and administrative            14,068          17,918          18,364          11,701           34,243
  Corporate                                       2,296           1,852           2,754           1,170            3,550
  Amortization of program rights                  3,041           3,601           4,056           2,743            7,659
  Depreciation and amortization of
   intangible assets                             13,631           6,304          18,105           4,581           12,700
  Tower write-offs                                    -           2,697               -               -            2,697
                                                -------         -------         -------         -------         --------
Total operating costs and expenses               50,036          52,837          64,009          31,312           97,382
                                                -------         -------         -------         -------         --------

Operating income                                 11,741          30,468          13,979          12,492           47,585

Other (income) expense:
  Interest expense                               10,895           5,505          14,430           2,764           11,223
  Investment income                                (237)           (300)           (287)            (98)            (687)
  Equity in joint venture                         1,700             462           2,162             244              865
  Merger expenses                                     -               -               -           8,616                -
                                                -------         -------         -------         -------         --------
Total other expense                              12,358           5,667          16,305          11,526           11,401
                                                -------         -------         -------         -------         --------

Income (loss) before provision for
  (benefit from) income taxes                      (617)         24,801          (2,326)            966           36,184
Provision for (benefit from) income taxes           747           9,251           2,766           3,710           13,497
                                                -------         -------         -------         -------         --------
Net income (loss)                               $(1,364)        $15,550         $(5,092)        $(2,744)         $22,687
                                                =======         =======         =======         =======          =======


     The accompany notes are an integral part of the condensed consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (CONTINUED)

                           LIN TELEVISION CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (unaudited)



                                                                  Company       Predecessor     Predecessor
                                                               -------------   -------------   -------------
                                                                Period from     Period from      Six Months
                                                                 March 3 -      January 1 -         Ended
                                                               June 30, 1998   March 2, 1998   June 30, 1997
                                                               -------------   -------------   -------------

OPERATING ACTIVITIES:
Net income (loss)                                               $    (5,092)     $ (2,744)        $ 22,687
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Amortization of program rights                                        4,056         2,743            7,659
Depreciation and amortization (includes amortization
  of financing costs and discounts on notes)                         19,620         4,714           13,150
Tax benefit from exercises of stock options                               -        10,714                -
Deferred income taxes                                                 3,387           149            1,915
Net loss (gain) on disposition of assets                                (54)           19            2,255
Program payments                                                     (3,708)       (4,157)          (7,068)
Equity in joint venture                                               2,162           244              865
Provision for doubtful accounts                                         153            98              145
Changes in operating assets & liabilities:
  net of acquisitions & disposals:
  Accounts receivable                                                (9,257)        7,695          (10,272)
  Program rights net of program obligations                              29           (45)               6
  Other current assets                                                4,414       (19,102)          (6,162)
  Accounts payable                                                      777         1,187            1,396
  Accrued income taxes                                               (1,464)        1,777             (422)
  Accured interest expense                                           10,675            74               53
  Other accruals                                                     (1,662)        5,050            4,297
                                                                -----------      --------         --------
Net cash provided by operating activities                            24,036         8,416           30,504
                                                                -----------      --------         --------

INVESTING ACTIVITIES:
Capital expenditures                                                 (2,702)       (1,221)         (10,307)
Proceeds from asset dispositions                                         41             3            3,126
Investment in joint venture                                            (250)         (250)            (750)
Contribution of KXAS-TV to station joint venture                    815,500             -                -
Acquisition of LIN Television Corporation                        (1,723,656)            -                -
                                                                -----------      --------         --------
Net cash used in investing activities                              (911,067)       (1,468)          (7,931)
                                                                -----------      --------         --------

FINANCING ACTIVITIES:
Proceeds from exercises of stock options
  and sale of Employee Stock Purchase Plan shares                         -         1,071            2,023
Treasury stock purchases                                                  -             -             (596)
Principal payments on long-term debt                               (260,000)            -          (35,000)
Proceeds from long-term debt                                        469,298             -                -
Loan fees incurred on long-term debt                                (38,434)            -                -
Equity Contribution                                                 744,977             -                -
Proceeds from capital contributions                                   1,000             -                -
Common stock exercise                                                   (75)            -                -
                                                                -----------      --------         --------
Net cash provided by (used in) financing activities                 916,766         1,071          (33,573)
                                                                -----------      --------         --------
Net increase (decrease) in cash and cash equivalents                 29,735         8,019          (11,000)
                                                                -----------      --------         --------
Cash and cash equivalents at the beginning of the period                  -         8,046           27,952
                                                                -----------      --------         --------
Cash and cash equivalents at the end of the period              $    29,735      $ 16,065         $ 16,952
                                                                ===========      ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
 Interest                                                       $     2,239      $  2,895         $ 10,827
 Income taxes                                                   $       989      $     46         $ 15,263


                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION:

         LIN Holdings Corp. ("Holdings") was formed on July 18, 1997. On the same date, LIN Acquisition Company ("LIN Acquisition") was formed as a wholly-owned subsidiary of Holdings to acquire LIN Television Corporation ("LIN Television" or the "Predecessor" prior to the Merger (as defined) and the "Company" following the Merger, pursuant to the Merger Agreement (as defined), see Note 2.

         The condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

         In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its subsidiaries for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

         All of the Company's direct and indirect consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Subordinated Notes (as defined) on a joint and several basis. Holdings and the Company conduct their business through their subsidiaries, and have no operations or assets other than their investments in their subsidiaries. Accordingly, no separate or additional financial information about the subsidiaries is provided.

NOTE 2 - MERGER:

         Holdings and LIN Acquisition, two newly formed affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), entered into an Agreement and Plan of Merger with LIN Television on August 12, 1997 (as amended, the "Merger Agreement").

         Pursuant to, and upon the terms and conditions of, the Merger Agreement, Holdings acquired LIN Television (the "Acquisition") on March 3, 1998 by merging LIN Acquisition, its wholly-owned subsidiary, with and into LIN Television (the "Merger"), with LIN Television surviving the merger and becoming a direct, wholly-owned subsidiary of Holdings. The total purchase price for the common equity of LIN Television was approximately $1.7 billion. In addition, the Company refinanced $260.0 million of LIN Television's indebtedness and incurred acquisition costs of approximately $32.2 million.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


         The Acquisition was funded by (i) $6.9 million of excess cash on the LIN Television balance sheet; (ii) $50.0 million aggregate principal amount of senior secured Tranche A term loans ("Tranche A Term Loans"); (iii) $120.0 million aggregate principal of senior secured Tranche B term loans ("Tranche B Term Loans"); (iv) $299.3 million of gross proceeds from the issuance of $300.0 million aggregate principal amount of unregistered 8 3/8% senior subordinated notes due 2008 (the "Old Senior Subordinated Notes"); (v) $199.6 million of gross proceeds from the issuance by Holdings of $325.0 million aggregate principal amount at maturity of unregistered 10% senior discount notes due 2008 (the "Old Senior Discount Notes"), which proceeds were contributed by Holdings to the common equity of the Company; (vi) $815.5 million of proceeds of the GECC Note (as defined); and (vii) $558.1 million of common equity provided by affiliates of Hicks Muse, management and other co-investors to the equity of the corporate parents of Holdings, which in turn, through Holdings, contributed such amount to the common equity of the Company. (collectively, the "Financings").

         In connection with the Acquisition, Hicks Muse and NBC formed a television station joint venture (the "Joint Venture"). The Joint Venture consists of KXAS-TV, formerly LIN Television's Dallas-Fort Worth NBC affiliate, and KNSD-TV, formerly NBC's San Diego station. A wholly-owned subsidiary of NBC is the general partner of the Joint Venture (the "NBC General Partner") and NBC operates the stations owned by the Joint Venture. The NBC General Partner holds an approximate 80% equity interest and the Company holds an approximate 20% equity interest in the Joint Venture (see Note 6). General Electric Capital Corporation ("GECC") provided debt financing for the Joint Venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (the "GECC Note"). The Company expects that the interest payments on the GECC Note will be serviced solely by the cash flows of the Joint Venture.

         The GECC Note was issued by LIN Television of Texas, L.P., the Company's indirect wholly owned partnership ("LIN Texas"), which distributed the proceeds to the Company to finance a portion of the cost of the Acquisition. The obligations to GECC under the GECC Note were assumed by the Joint Venture and LIN Texas was simultaneously released from all obligations under the GECC Note. The GECC Note is not an obligation of Holdings, the Company or any of their respective subsidiaries, and has recourse only to the Joint Venture, the Company's equity interest therein and to one of Holdings two corporate parents pursuant to a guarantee.

         In connection with the formation of the Joint Venture, the Company received an extension of its NBC network affiliation agreements to 2010 and the option (exercisable through December 31, 1999) to purchase WVTM-TV, the NBC affiliate in Birmingham, Alabama.

         The Acquisition was accounted for as a purchase and accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired is allocated to intangible assets, primarily to FCC licenses, network affiliations and goodwill. The results of operations associated with the acquired assets and liabilities have been included in the accompanying statements from the date of acquisition on March 3, 1998 through June 30, 1998.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

         The Acquisition is summarized as follows:

         Assets acquired and liabilities assumed (dollars in thousands):


Working capital, including cash of $9,185.......................... $   23,646
Property and equipment.............................................    124,752
Other noncurrent assets............................................     81,114
Intangible assets..................................................  1,472,304
Deferred tax liability.............................................   (523,549)
Other noncurrent liabilities.......................................     (1,908)
                                                                    ----------
Total acquisition..................................................  1,176,359
                                                                    ==========

         The following summarizes pro forma consolidated results of operations for the three and six month periods ended June 30, 1998 and 1997 as if the Acquisition and the Joint Venture had taken place on January 1, 1997 (dollars in thousands):

                         Three Months Ended June 30  Six Months Ended June 30
                         --------------------------  ------------------------
                            1998           1997          1998        1997
                         ----------     -----------  -----------   ----------
Net Revenue............     $61,777      $55,771        $108,539     $96,789
Operating Income.......     $11,741       $3,958         $14,017        $869
Net Loss...............     ($1,364)     ($6,192)       ($12,767)   ($19,171)



         The pro forma results do not necessarily represent results that would have occurred if the Acquisition and Joint Venture had taken place on the dates indicated nor are they necessarily indicative of future operations.

         Later this year, the Company expects to acquire from AT&T Corporation ("AT&T") the assets of WOOD-TV and the LMA rights related to WOTV-TV (collectively, the "Grand Rapids Stations"), both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The Company currently provides services to the Grand Rapids Stations pursuant to a consulting agreement with AT&T. The total purchase price for the Grand Rapids Acquisition will be approximately $125.5 million, plus accretion of 8.0% interest which commenced on March 1, 1998. The Grand Rapids Acquisition is expected to be funded by $125.0 million of additional Tranche A Term Loans. For the fiscal year ended December 31, 1997, the Grand Rapids Stations generated net revenues and operating income of $28.4 million and $8.2 million, respectively. The historical and pro forma financial information provided above does not give effect to the Grand Rapids Acquisition.

         In July 1998, Ranger Equity Holdings Corporation ("Ranger"), the indirect parent company of Holdings and the Company, and Chancellor Media Corporation ("Chancellor"), entered into an Agreement and Plan of Merger (the "Chancellor Merger Agreement"). Pursuant to the Chancellor Merger Agreement, Ranger will be merged with and into Chancellor ("Chancellor Merger"), with Chancellor continuing as the surviving corporation. Following the Chancellor Merger, Holdings and the Company will become indirect, wholly owned subsidiaries of Chancellor. The Chancellor Merger is subject to regulatory and shareholder approval.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - RELATED PARTY TRANSACTIONS:

         In connection with the Acquisition, Holdings, the Company and certain of their respective affiliates (collectively, the "Clients") entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients have agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services to the Clients. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual EBITDA of Holdings and its subsidiaries for the then-current fiscal year. Upon the acquisition by Holdings and its subsidiaries of another entity or business, the fee shall be adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of Holdings and it subsidiaries. In no event shall the annual fee be less than $1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company and Holdings. In connection with the Chancellor Merger Agreement, Hicks Muse Partners has agreed to terminate the Monitoring and Oversight Agreement for a one-time cash payment of $11.0 million due at closing of the Chancellor Merger.

         In connection with the Acquisition, the Clients entered into a ten-year agreement (the "Financial Advisory Agreement") with Hicks Muse Partners, pursuant to which Hicks Muse Partners received a financial advisory fee at the closing of the Acquisition as compensation for its services as financial advisor to the Clients in connection with the Acquisition. Hicks Muse Partners will receive a fee from LIN Television of $11.0 million in cash at the closing of the Chancellor Merger as compensation for its services as financial advisor to the Clients in connection with the Chancellor Merger. Following the Chancellor Merger, Hicks Muse Partners also will be entitled to receive a "market fee" for the services it provides in each subsequent transaction in which a Client is involved.

NOTE 4 - INTANGIBLE ASSETS:

         Intangible assets consisted of the following at (dollars in thousands):

                                                                     Predecessor
                                                       Holdings     December 31,
                                                    June 30, 1998       1997
                                                    -------------   ------------

         FCC licenses and network affiliations....   $  807,029       $312,450
         Goodwill.................................      666,259        128,043
                                                     ----------       --------
                                                      1,473,288        440,493
         Less accumulated amortization............      (12,830)       (70,905)
                                                     ----------       --------
                                                     $1,460,458       $369,588
                                                     ==========       ========

         Intangible assets represent the excess of the purchase price over the estimated fair value of identifiable assets acquired in business acquisitions, and are being amortized straight-line over 40 years. The Company periodically evaluates intangible assets for potential impairment. At this time, in the opinion of the management, no impairment has occurred.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - LONG-TERM DEBT:

         Long-term debt consisted of the following (dollars in thousands):

                                                                    Predecessor
                                                  Company June 30,  December 31,
                                                        1998            1997
                                                  ----------------  ------------

     Senior Credit Facilities.....................    $170,000        $260,000
     8 3/8% Senior Subordinated Notes due 2008....     299,502               -
                                                      --------        --------
     Total debt...................................     469,502        $260,000
     Less current portion.........................      (5,837)              -
                                                      --------        --------
     Total long-term debt.........................     463,665        $260,000
                                                      ========        ========

SENIOR CREDIT FACILITIES

         On March 3, 1998, Holdings and the Company entered into a credit agreement (the "Credit Agreement") with the Chase Manhattan Bank, as administrative agent (the "Agent"), and the lenders named therein. Under the Credit Agreement, the Company established a $295 million term loan facility, a $50 million revolving facility, and a $225 million incremental term loan facility (collectively, the "Senior Credit Facilities"). Borrowings under the Senior Credit Facilities and part of the proceeds from the 8 3/8% Senior Subordinated Notes were used to repay LIN Television's existing debt.

         Borrowings under the Senior Credit Facilities bear interest at a rate based, at the option of the Company, on an adjusted London interbank offered rate ("Adjusted LIBOR"), or the highest of the Agent's prime rates, a certificate of deposit rate plus 1.00%, or the Federal Funds effective rate plus 1/2 of 1.00% (the "Alternate Base Rate"), plus an incremental rate based on the Company's financial performance. At June 30, 1998, the interest rates on the $50 million Tranche A term loan and the $120 million Tranche B term loan were 7.22% and 7.69%, respectively, based on the Adjusted LIBOR. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.50%, based upon the Company's leverage ratio for that particular quarter on the unused portion of the loan commitment, in addition to annual agency and other administration fees.

         The obligations of the Company under the Senior Credit Facilities will be unconditionally and irrevocably guaranteed, jointly and severally, by Holdings and by each existing and subsequently acquired or organized subsidiary of the Company. In addition, substantially all of its subsidiaries are pledged to secure the performance of these obligations. Required principal repayments of amounts outstanding under the Senior Credit Facilities commence on December 31, 1998. The Company's ability to make additional borrowings under the Senior Credit Facilities is subject to compliance with certain financial covenants and other conditions set forth in the Senior Credit Facilities. As of June 30, 1998, the Company was in compliance with all covenants.

SENIOR SUBORDINATED NOTES

         On March 3, 1998, the Company issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 ("Senior Subordinated Notes") in a private placement for net proceeds of $290.3 million. Such Senior Subordinated Notes were subsequently registered with the Securities and Exchange Commission (the "SEC") pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly-owned subsidiaries of the

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

Company. Interest on the Senior Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, commencing on September 1, 1998.

NOTE 6 - SUMMARIZED FINANCIAL INFORMATION OF THE JOINT VENTURE:

         The Company owns 20% of the Joint Venture and accounts for its interest using the equity method. The following presents the summarized financial information of the Joint Venture (dollars in thousands):


                                 Three Months      For the Period From
                                Ended June 30,       March 3 through
                                     1998             June 30, 1998
                                --------------     -------------------

Net Revenues.................      $39,281               $49,817
Operating Income.............        8,734                11,592
Net (loss) ..................      $(7,624)              $(9,659)


NOTE 7 - INCOME TAXES:

         The provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to income before income taxes due to the effects of state income taxes and certain expenses not deductible for tax purposes, primarily the amortization of goodwill.

         The current and deferred income taxes of the Company are calculated by applying Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" to the Company as if it were a separate taxpayer.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

         On September 4, 1997, the Company announced that it had learned of four lawsuits regarding the then proposed Merger. The Company and some or all of its then present directors are defendants in all of the lawsuits. AT&T is a defendant in three of the lawsuits, and an AT&T affiliate and Hicks Muse are defendants in one of the lawsuits. Each of the lawsuits was filed by a purported shareholder of the Company seeking to represent a putative class of all the Company's public shareholders. Three of the four lawsuits were filed in Delaware Chancery Court, while the fourth lawsuit was filed in New York Supreme Court.

         While the allegations of the complaints are not identical, all of the lawsuits basically assert that the terms of the original merger agreement were not in the best interests of the Company's public shareholders. All of the complaints allege breach of fiduciary duty in approving the merger agreement. Two of the complaints also allege breach of fiduciary duty in connection with the proposed sale of the television station WOOD-TV by AT&T to Hicks Muse and the amendment to a Private Market Value Guarantee Agreement that was entered into simultaneously with the first merger agreement. The complaints seek the preliminary and permanent enjoinment of the merger or alternatively seek damages in an unspecified amount. The complaints have not been amended to reflect the terms of the merger itself.

         The plaintiffs in each of the actions have agreed to an indefinite extension of time for each of the defendants served to respond to the respective complaints. No discovery has taken place.

         Chancellor and its directors have been named as defendants in a derivative lawsuit filed in the Delaware Chancery Court. The lawsuit seeks, among other things, to enjoin the consummation of the

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


Chancellor Merger (See Note 2). Ranger has been named as an additional defendant in such lawsuit. At the current time, the outcome of such litigation is uncertain.

         While the Company believes each lawsuit is without merit, the Company is unable to determine the likelihood and possible impact on the Company's financial condition or results of operations of unfavorable outcomes.

         In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation is likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 9 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" effective for years beginning after December 15, 1997. SFAS 130 requires that a company report items of other comprehensive income either below the total for net income in the income statement, or in a statement of changes in equity, and to disclose the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. SFAS 130 was adopted during the first quarter of 1998 and was applied to prior period financial statements on a retroactive basis. The adoption of SFAS 130 has no impact on the reported results of operations.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for years beginning after December 15, 1997. SFAS 131 requires that a company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. SFAS 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. Management does not believe the implementation of SFAS 131 will have a material impact on its consolidated financial statements.

         In April 1998, Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") effective for fiscal years beginning after December 15, 1998. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires that costs of start-up activities and organization costs be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes". When adopting this SOP, entities are not required to report the pro forma effects of retroactive application. Management does not believe the implementation of SOP 98-5 will have a material impact on its consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. Management does not believe the implementation of SFAS 133 will have a material impact on its consolidated financial results.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


BUSINESS:

         LIN Holdings Corp. and its subsidiaries (together, the "Company") is engaged in the commercial television broadcasting business and currently owns and operates seven network affiliated television stations, two low power television (LPTV) networks and two LPTV stations. The Company also provides programming and advertising services to four stations pursuant to local marketing agreements (LMAs). LMA stations provide the Company with additional broadcasting outlets and promote diversity in news, programming and community service in the markets served by the Company's stations (the "Stations").

RECENT DEVELOPMENTS:

         LIN Holdings Corp. and LIN Acquisition, two newly formed affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), entered into an Agreement and Plan of Merger with LIN Television on August 12, 1997 (as amended, the "Merger Agreement").

         Pursuant to, and upon the terms and conditions of, the Merger Agreement, LIN Holdings Corp. acquired LIN Television (the "Acquisition") on March 3, 1998 by merging LIN Acquisition, its wholly-owned subsidiary, with and into LIN Television (the "Merger"), with LIN Television surviving the merger and becoming a direct, wholly-owned subsidiary of LIN Holdings Corp. The total purchase price for the common equity of LIN Television was approximately $1.7 billion. In addition, the Company refinanced $260.0 million of LIN Television's indebtedness and incurred acquisition costs of approximately $32.2 million.

         The Acquisition was funded by (i) $6.9 million of excess cash on the Company's balance sheet; (ii) $50.0 million aggregate principal amount of senior secured Tranche A term loans ("Tranche A Term Loans"); (iii) $120.0 million aggregate principal of senior secured Tranche B term loans ("Tranche B Term Loans"); (iv) $299.3 million of gross proceeds from the issuance of $300.0 million aggregate principal amount of unregistered 8 3/8% senior subordinated notes due 2008 (the "Old Senior Subordinated Notes"); (v) $199.6 million of gross proceeds from the issuance by LIN Holdings Corp. of $325.0 million aggregate principal amount at maturity of unregistered 10% senior discount notes due 2008 (the "Old Senior Discount Notes"), which proceeds were contributed by LIN Holdings Corp. to the common equity of LIN Television; (vi) $815.5 million of proceeds of the GECC Note (as defined); and (vii) $558.1 million of common equity provided by affiliates of Hicks Muse, management and other co-investors to the equity of the corporate parents of LIN Holdings Corp., which in turn, through LIN Holdings Corp., contributed such amount to the common equity of LIN Television. (collectively, the "Financings").

         In connection with the Acquisition, Hicks Muse and NBC formed a television station joint venture (the "Joint Venture"). The Joint Venture consists of KXAS-TV, formerly LIN Television's Dallas-Fort Worth NBC affiliate, and KNSD-TV, formerly NBC's San Diego station. A wholly-owned subsidiary of NBC is the general partner of the Joint Venture (the "NBC General Partner") and NBC operates the stations owned by the Joint Venture. The NBC General Partner holds an approximate 80% equity interest and LIN Television holds an approximate 20% equity interest in the Joint Venture (see Note 6). General Electric Capital Corporation ("GECC") provided debt financing for the Joint Venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (the "GECC Note"). LIN Television expects that the interest payments on the GECC Note will be serviced solely by the cash flow of the Joint Venture.

         The GECC Note was issued by LIN Television of Texas, L.P., LIN Television's indirect wholly owned partnership ("LIN Texas"), which distributed the proceeds to LIN Television to finance a portion of the cost of the Acquisition. The obligations to GECC under the GECC Note were assumed by the Joint Venture and LIN Texas was simultaneously released from all obligations under the GECC Note. The

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED):

         GECC Note is not an obligation of LIN Holdings Corp., LIN Television, or any of their respective subsidiaries and is recourse only to the Joint Venture, LIN Television's equity interests therein and one of LIN Holdings Corp. two corporate parents pursuant to a guarantee.

         In connection with the formation of the Joint Venture, LIN Television received an extension of its NBC network affiliation agreements to 2010 and the option (exercisable through December 31, 1999) to purchase WVTM-TV, the NBC affiliate in Birmingham, Alabama.

         This Quarterly Report contains forward-looking statements that involve a number of risks and uncertainties. When used in this Quarterly Report on Form 10-Q the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the LIN Television's actual results to differ materially from those forecasted or projected in such forwarding-looking statements. These factors include, without limitation, competition from other local free over-the-air broadcast stations, acquisitions of additional broadcast properties, and future debt service obligations. Additional risk factors include, without limitation, substantial leverage; substantial restrictions and covenants; ranking of the notes and guarantees; structural subordination of LIN Holdings Corp.; encumbrances on assets to secure Senior Credit Facilities, obligations upon a change of control; control of LIN Holdings Corp. and LIN Television; potential conflicts of interest; dependence upon key personnel; dependence upon certain external factors; reliance on programming; certain affiliation agreements; impact of new technologies; lack of control over the Joint Venture; defaults under the GECC Note; renewal of FCC licenses; multiple ownership rules and effect on LMA's; fraudulent conveyance; original issue discount consequences of new Senior Discount Notes and lack of public market for the new notes. These factors are more fully described in the Proxy Statement dated November 19, 1997, and other SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. LIN Television undertakes no obligations to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         On August 1, 1998, LIN Television of Texas, L.P. ("LIN Texas") and Southwest Sports Group, Inc., a Delaware corporation ("SSG"), entered into an Asset Purchase Agreement (the "SSG Agreement") pursuant to which LIN Texas will sell KXTX-TV to SSG. In exchange, LIN Texas will receive 500,000 shares of SSG's Series A Convertible Preferred Stock, par value $100.00 per share ("SSG Preferred Stock"). LIN Texas will be entitled to receive dividends at the per annum rate of 6% of par value prior to the payment by SSG of any dividend in respect of its common stock ("SSG Common Stock") or any other junior securities. At the option of SSG, dividends will be payable either in kind or in cash. LIN Texas will have the right, upon the earlier of (I) the third anniversary of the issuance of the SSG Preferred Stock and (ii) an initial public offering of SSG Common Stock, to convert its shares of SSG Preferred Stock into shares of SSG Common Stock at a conversion rate equal to the par value per share of the SSG Preferred Stock ( plus accrued and unpaid dividends thereon) divided by the fair market value per share of the SSG Common Stock. SSG will have the right, at its sole option, to redeem the SSG Preferred Stock at a par value (plus accrued and unpaid dividends thereon) at any time. The Company does not expect to realize a significant gain or loss as a result of this transaction.

         Subject to the terms of the SSG Agreement and the satisfaction of certain conditions, including the receipt of National Hockey League and Major League Baseball approvals and SSG's consummation of certain other business acquisitions, it is expected that the sale of KXTX-TV will be consummated by the end of 1998. In 1997, KXTX-TV generated broadcast cash flow of $6.8 million.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED):


RESULTS OF OPERATIONS:

         Set forth below is the significant factors that contributed to the operating results of LIN Television for the three and six month periods ending June 30, 1998 and 1997. LIN Televison's results of operations from period to period are not historically comparable because of the impact of the transactions described under "Recent Developments". Pro forma comparisons assuming the acquisition of LIN Television and the formation of the joint venture with NBC had taken place on January 1, 1997, have been included where appropriate.

REVENUES:

         Total net revenues consist primarily of national and local time sales, net of sales adjustments and agency commissions, network compensation, barter revenues, revenues from the production of local commercials and sports programming, tower rental revenues, Local Weather Station revenues, and cable retransmission income. Total net revenues for the three and six month periods ended June 30, 1998 decreased approximately 25.8% to $61.8 million and 16.0% to $121.8 million, respectively, compared to $83.3 million and $145.0 million for the same periods last year. The decreases were primarily due to the contribution of KXAS to the Joint Venture in connection with the Merger on March 3, 1998. On a pro forma basis, net revenues for the three and six month periods increased 10.6% to $61.7 million and 12.1% to $108.5 million compared to $55.8 million and $96.8 million for the same periods last year.

         Approximately 83.0% and 85.1% of LIN Television's total net revenues for the three and six month periods ended June 30, 1998, respectively, were derived from net advertising time sales compared to 87.0% and 86.9% in the same periods in the previous year. Net advertising periods ended June 30, 1998 decreased 29.3% and 17.7% compared to the same periods in the prior year, primarily due to the contribution of KXAS to the Joint Venture in connection with the Merger on March 3, 1998. On a pro forma basis, for the three and six month periods ended June 30, 1998 approximately 83.0% and 85.1% of LIN Television's total net revenues, respectively, were derived from net advertising time sales. Pro forma advertising revenue for the three and six months ended June 30, 1998 %. increased 23.0% to $51.3 million and 12.0% to $92.3 million respectively when compared to $41.7 and $82.4 million for the same periods in the prior year. The increase was due primarily to the continued improvement in the local economy in the markets in which WTNH-TV and KXAN-TV operate, and to the net advertising growth at the LMA stations. Additionally, LIN Television's CBS affiliated stations had revenues from broadcasting the 1998 Winter Olympics.

         Network revenue represents amounts paid to LIN Television for broadcasting network programming provided by CBS, NBC, and ABC. Network revenue for the three and six months periods ended June 30, 1998 decreased 31.7% to $2.8 million and 17.4% to $7.1 million, respectively, compared to $4.1 million and $8.6 million for the same periods in the prior year. The decrease was primarily due to the contribution of KXAS to the Joint Venture in connection with the Merger on March 3, 1998. On a pro forma basis, network revenue for the three and six month periods ended June 30, 1998 was relatively flat when compared to the same period in the prior year.

         Revenues from the Local Weather Station increased $0.8 million and for the three and six month periods ended June 30, 1998 when compared to the same period in the prior year. LIN Television provides Local Weather Stations to cable operators in all of its markets except New Haven-Hartford and Buffalo. LIN Television intends to provide this service to all markets in the future. On both an historical and pro forma basis Local Weather Station income increased as a result of the retroactive recognition of revenue with a cable operator in several of LIN Television's markets.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED):

OPERATING EXPENSES:

         Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs, decreased approximately 17.0% to $17.0 million and 12.9% to $31.8 million for the three and six month periods ended June 30, 1998 compared to $20.5 million and $36.5 million for the same periods in the prior year. The decrease was primarily due to the contribution of KXAS to the Joint Venture in connection with the Merger on March 3, 1998. On a pro forma basis, direct operating expenses for the three and six month periods ended June 30, 1998 increased 3.0% to $17.0 million and 2.1% to $29.6 million compared to $16.5 million and $29.0 million for the same period in the prior year, due primarily to a change in the syndicated/barter programming mix in the Hartford, Indianapolis and Austin markets coupled with the news expansion at station WISH-TV in Indianapolis. Maintaining a strong local news program is an integral part of LIN Television's operating strategy.

         Selling, general and administrative ("SG&A") expenses consist primarily of employee salaries and sales commissions, advertising and promotion expenses, and other expenses such as rent, utilities, insurance and other employee benefit costs. SG&A expenses decreased approximately 21.2% to $14.1 million and 12.0% to $30.1 million for the three and six month periods ended June 30, 1998 compared to $17.9 million and $34.2 million for the same periods in the prior year. The decrease was primarily due to the contribution of KXAS to the Joint Venture in connection with the Merger on March 3, 1998. On a pro forma basis, SG & A expenses for the quarter remained relatively flat when compared to the same period in the prior year.

         Total corporate expenses, which are comprised of costs associated with the centralized management of LIN Television's stations, remained relatively flat on both a historical and pro forma basis for the three and six month periods ended June 30, 1998, compared to the same period in the prior year.

         Amortization of program rights reflects the expenses related to the acquisition of syndicated programming, features and specials. Amortization of program rights decreased approximately 16.7% to compared to $3.6 million and $7.7 million for the same periods in the prior year. The decrease was primarily due to the contribution of KXAS to the Joint Venture in connection with the Merger on March 3, 1998. On a pro forma basis, amortization of program rights for the three and six month periods ended June 30, 1998 decreased 3.2% to $3.0 million and 3.0% to $6.5 million, compared to $3.1 million and $6.7 million for the same period in the prior year. This decrease was due primarily to a change in the syndicated/barter programming mix at WTNH-TV and syndicated film write-down at station WAND-TV.

         Depreciation and amortization of intangible assets increased approximately $7.3 million and $10.0 million for the three and six month periods ended June 30, 1998 compared to the same period in the prior year, primarily as a result of the acquisition of LIN Television on March 3, 1998. The excess of the purchase price over the estimated fair market value of the net tangible assets acquired was allocated to intangible assets, primarily to FCC licenses and network affiliations and goodwill.

OPERATING INCOME:

         For the reasons discussed above, LIN Television reported a decrease in operating income of $21.3 million and $21.1 million for the three and six month periods ended June 30, 1998, compared to the same periods in the prior year. On a pro forma basis, operating income increased $7.8 million to $11.7 million and $13.2 million to $14.0 million for the three and six month period ended June 30, 1998 compared to the same period in the prior year.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED):


         LIN Television's interest expense increased approximately $5.4 million and $6.0 for the three and six month period ended June 30, 1998 compared to the same periods last year, as a result of the new borrowings under the Senior Credit Facilities and the issuance of the $300 million 8 3/8% Senior Subordinated Notes in connection with the Merger. In addition, LIN Holdings Corp. incurred $7.3 million of non-cash interest expense for the period from March 3, 1998 through June 30, 1998, due to the issuance of its 10% Senior Discount Notes.

         During the first quarter of 1998, LIN Television incurred financial and legal advisory fees and regulatory filing fees in connection with the Merger. During the same quarter, LIN Television expensed approximately $8.6 million that is reflected on the Predecessor's Consolidated Statements of Income as merger expense.

         LIN Television's provision for income taxes decreased approximately $9.7 million and $10.4 million for the three and six month periods ended June 30,1998, compared to the same periods in the prior year. The decrease was due to net operating losses, resulting from increased interest expense, offset by the change in LIN Television's effective annual tax rate as a result of a substantial increase in non-deductible amortization relating to intangible assets.

LIQUIDITY AND CAPITAL RESOURCES:

         It is LIN Television's policy to carefully monitor the state of its business, cash requirements and capital structure. From time to time, LIN Television may enter into transactions pursuant to which debt is extinguished, including sales of assets or equity, joint ventures, reorganizations or recapitalizations. There can be no assurance that any such transactions will be undertaken or, if undertaken, will be favorable to stockholders.

         LIN Television's principal source of funds is its operations and its Senior Credit Facilities. Net cash provided by operating activities for the six months ended June 30, 1998 totaled $32.5 million compared to $30.5 million in the same period last year. The increase is primarily due to a reduction in the amounts paid for interest and income taxes partially offset by the contribution of KXAS to the Joint Venture in connection with the Merger on March 3, 1998. Net cash used in investing activities was $912.5 million for the six months ended June 30, 1998, compared to $7.9 million for the same period in 1997, as a result of the acquisition of LIN Television in March 1998 partially offset by the contribution of KXAS to the Joint Venture. Net cash provided by financing activities for the period ended June 30, 1998 was $917.8 million compared to $33.6 million of cash used in financing activities for the same period in the prior year. This fluctuation is due primarily to the issuance of the 8 3/8% Senior Subordinated Notes by LIN Television, the issuance of the 10% Senior Discount Notes by LIN Holdings Corp., and the equity contribution by Hicks Muse in connection with the Merger, partially offset by the principal payment of $260.0 million to retire the old debt.

         LIN Television presently has indebtedness outstanding of $170 million under the Senior Credit Facilities. The total cash financing required to consummate the Grand Rapids Acquisition is expected to be approximately $125.5 million and will be primarily funded by additional Tranche A term loans under the Senior Credit Facilities. In addition to debt service requirements under the Senior Credit Facilities, LIN Television is required to pay interest on the $300.0 million at maturity Senior Subordinated Notes on a semi-annual basis commencing on September 1, 1998. The $325.0 million at maturity Senior Discount Notes of LIN Holdings Corp. ("Holdings") do not require cash interest payments through March 1, 2003.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED):


         Thereafter, cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing September 1, 2003. Interest payments on the Notes and interest payments and amortization with respect to the Senior Credit Facilities represent significant liquidity requirements for LIN Television and LIN Holdings Corp. The Senior Subordinated notes and Term Loans funded in connection with the Acquisition will require annual interest payments of approximately $25.1 million and $13.4 million, respectively. The Company and Holdings must remain in compliance with a series of financial covenants under the Senior Credit Facilities, the Senior Subordinated Notes, and the Senior Discount Notes. As of June 30, 1998, LIN Television and LIN Holdings Corp. were in compliance with all covenants. Assuming continued compliance with these financial covenants, LIN Television and LIN Holdings Corp. has available credit of approximately $144.8 million under the Senior Credit Facilities.

         LIN Television's capital expenditures primarily include purchases of broadcasting equipment, studio equipment, vehicles and office equipment to improve the efficiency and quality of television broadcasting operations. LIN Television's capital expenditures, for the first six-months of 1998 were $3.9 million compared to $10.3 million for the same period in 1997. LIN Television has invested approximately $13.0 million to fully prepare its towers and transmitter buildings for the upcoming digital transition. LIN Television expects to spend approximately $22 million per year on capital expenditures in 1998 and 1999. After 1999, an additional $29.3 million will be required through 2002 to complete the transition to digital broadcasting. LIN Television anticipates that it will be able to meet its capital expenditure requirements with internally generated funds and borrowings under the Senior Credit Facilities.

         Based on the current level of operations and anticipated future growth (both internally generated as well as through acquisitions), LIN Television anticipates that its cash flow from operations, together with borrowings under the Senior Credit Facilities should be sufficient to meet its anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments.

         LIN Television's future operating performance and ability to service or refinance the Notes and to extend or refinance the Senior Credit Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the company's control.

         The Notes and the Senior Credit Facilities impose certain restrictions on LIN Television's ability to make capital expenditures and limit the company's ability to incur additional indebtedness. Such restrictions could limit LIN Television ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The covenants contained in the Credit Agreement and the Indentures also, among other things, limit the ability of LIN Television to dispose of assets, repay indebtedness or amend other debt instruments, pay distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances and make acquisitions.

         LIN Holdings Corp. is a holding company whose only material asset is the capital stock of LIN Television Corporation. LIN Holdings Corp. does not have any business (other than in connection with its ownership of the capital stock of LIN Television and the performance of its obligations with respect to the Senior Discount Notes and the Senior Credit Facilities) and will depend on the distributions from LIN Television to meet its debt service obligations, including, without limitation, interest and principal obligations with respect to the Senior Discount Notes. Because of the substantial leverage of LIN Television, and the dependence of LIN Holdings Corp. upon the operating performance of LIN Television to generate distributions to LIN Holdings Corp. with respect to LIN Television's common stock, there can be no assurance that LIN Holdings Corp. will have adequate funds to fulfill its obligations with respect to

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED):


the New Senior Discount Notes when due. In addition, the Credit Agreement, the Senior Subordinated Notes Indenture and applicable federal and state law will impose restrictions on the payment of dividends and the making of loans by LIN Television to LIN Holdings Corp.

         Accordingly, LIN Holdings Corp.'s only source of cash to pay interest on the principal of the Senior Discount notes is distributions with respect to its ownership interest in LIN Television and its subsidiaries from the net earnings and the cash flow generated by LIN Television and its subsidiaries. Prior to March 1, 2003, LIN Holdings Corp.'s interest expense on the Senior Discount Notes will consist solely of non-cash accretion of principal interest and the Senior Discount Notes will not require cash interest payments. On March 1, 2003, Holdings will be required to pay the Mandatory Principal Redemption Amount. After such time, the Senior Discount Notes will require annual cash interest payments of $20.0 million. In addition, the Notes mature on March 1, 2008.

YEAR 2000 ISSUE:

         Some of LIN Television's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00"as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations, in the next millennium, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         LIN Television has completed an assessment of the majority of its systems and expects to complete the review of all its systems by December 31, 1998, which is prior to any anticipated impact on its operating systems. LIN Television has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the LIN Television's interface systems are vulnerable to the failure of those third parties' to address their own Year 2000 issues. A majority of the systems tested and third parties reviewed to date are Year 2000 compliant. There is no guarantee that the systems of other companies on which the LIN Television relies will be timely converted and would not have an adverse effect on its systems.

         The cost of the evaluation, which amounts are immaterial, and the date on which LIN Television believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors.

INFLATION:

         LIN Television believes that its businesses are affected by inflation to an extent no greater than other businesses generally.

RECENTLY-ISSUED ACCOUNTING PRINCIPLES:

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" effective for years beginning after December 15, 1997. SFAS 130 requires that a public company report items of other comprehensive income either below the total for net income in the income statement, or in a statement of

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED):


changes in equity, and to disclose the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. SFAS 130 was adopted during the first quarter of 1998 and was applied to prior period financial statements on a retroactive basis. The adoption of SFAS 130 has no impact on the reported results of operations.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for years beginning after December 15, 1997. SFAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. Statement 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. Management does not believe the implementation of SFAS 131 will have a material impact on its consolidated financial statements.

         In April 1998, Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") effective for fiscal years beginning after December 15, 1998. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires that costs of start-up activities and organization costs be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes". When adopting this SOP, entities are not required to report the pro forma effects of retroactive application. Management does not believe the implementation of SOP 98-5 will have a material impact on its consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. Management does not believe the implementation of SFAS 133 will have a material impact on its consolidated financial results.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS:

         On September 4, 1997, LIN Television Corporation ("LIN Television") announced that it had learned of four lawsuits regarding the then proposed merger of LIN Television with LIN Holdings Corp. LIN Television and some or all of its then present directors are defendants in all of the lawsuits. AT&T is a defendant in three of the lawsuits, and an AT&T affiliate and Hicks Muse are defendants in one of the lawsuits. Each of the lawsuits was filed by a purported shareholder of LIN Television seeking to represent a putative class of all LIN Television's public shareholders. Three of the four lawsuits were filed in Delaware Chancery Court, while the fourth lawsuit was filed in New York Supreme Court.

         While the allegations of the complaints are not identical, all of the lawsuits basically assert that the terms of the original merger agreement were not in the best interests of the LIN Television's public shareholders. All of the complaints allege breach of fiduciary duty in approving the merger agreement. Two of the complaints also allege breach of fiduciary duty in connection with the proposed sale of the television station WOOD-TV by AT&T to Hicks Muse and the amendment to a Private Market Value Guarantee Agreement that was entered into simultaneously with the first merger agreement. The complaints seek the preliminary and permanent enjoinment of the merger or alternatively seek damages in an unspecified amount. The complaints have not been amended to reflect the terms of the merger itself.

         The plaintiffs in each of the actions have agreed to an indefinite extension of time for each of the defendants served to respond to the respective complaints. No discovery has taken place.

         Chancellor Media Corporation ("Chancellor") and its directors have been named as defendants in a derivative lawsuit filed in the Delaware Chancery Court. The lawsuit seeks, among other things, to enjoin the consummation of the merger between LIN Holdings Corp. and Chancellor (the "Chancellor Merger"). Ranger Equity Holdings Corporation ("Ranger"), the parent company of LIN Holdings Corp., has been named as an additional defendant in such lawsuit. At the current time, the outcome of such litigation is uncertain.

         While LIN Television and LIN Holdings Corp. believes each lawsuit is without merit, LIN Television and LIN Holdings Corp. is unable to determine the likelihood and possible impact on LIN Television's financial condition or results of operations of unfavorable outcomes.

         In addition, LIN Television currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of LIN Television's management, none of such litigation is likely to have a material adverse effect on LIN Television's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         A special meeting of shareholders of LIN Television was held on January 7, 1998, in which shareholders were asked to consider and vote upon a proposal to approve and adopt the Agreement and Plan of Merger, dated as of August 12, 1997 (as amended, the "Merger Agreement"). The proposal was approved with an affirmative vote in excess of 99%.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS (CONTINUED):

ITEM 5. CONTINGENT MATTERS:

         The Congress and the FCC have under consideration, and in the future may consider and adopt, other new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Stations, result in the loss of audience share and advertising revenues for the Stations, and affect the ability of LIN Television to acquire additional broadcast stations or finance such acquisitions.

         The following is a brief discussion of certain provisions of the Communications Act of 1934, as amended (the "Communications Act"), and of FCC regulations and policies that affect the business operations of television broadcasting stations. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC, on which this discussion is based, for further information concerning the nature and extent of FCC regulation of television broadcasting stations.

         The Telecommunications Act of 1996 (the "Act"), signed into law on February 8, 1996, made various changes in the Communications Act that will affect the broadcast industry. Among other things and in addition to matters previously mentioned, the Act (i) directs the FCC to increase the national audience reach cap for television from 25% to 35% and to eliminate the 12-station numerical limit; (ii) directs the FCC to review its local broadcast ownership restrictions; (iii) states that, in general, existing LMAs in compliance with applicable FCC regulations are "grandfathered", and that future LMAs are not inconsistent with the Act so long as they comply with applicable FCC regulations; (iv) directs the FCC to extend its liberal policy of permitting waivers of its television/radio cross-ownership restriction to proposed combinations in the top 50 markets; (v) lifts the statutory ban on cable-broadcast cross-ownership but does not direct the FCC to eliminate its parallel FCC rule prohibition; (vi) repeals the statutory ban against telephone companies providing video programming in their own service areas; and (vii) permits but does not require the FCC to award to broadcasters a second channel for digital television or Advanced Television ("ATV") and other digital services and imposes a fee on subscription based services.

         On April 3, 1997, the FCC adopted rules for implementing ATV in the United States. These rules are subject to requests for reconsideration and possible judicial review. In certain important respects, e.g., ATV station construction deadlines and termination date for current analog operations, the new ATV rules also will be subject to biennial FCC review and case-by-case waiver requests. In addition, several important matters regarding ATV are to be the subject of future FCC rulemakings, including the question of whether broadcasters who receive ATV licenses shall incur additional public interest obligations. The White House has created a government-industry committee to make specific ATV public service recommendations to the FCC.

         ATV will improve the technical quality of over-the-air broadcast television and enable broadcasters to offer a wide variety of new services, including high-definition television, multiple standard definition channels, subscription services and data transmission. It may also result in reduced service areas for some stations and interference to existing operations during the initial transitional period. The FCC has granted an ATV license to each commercial broadcast station to operate on a second channel during a transitional period, until the year 2006, after which, absent extensions, either the analog or digital channel must be returned to the government. ATV facilities sufficient to cover each station's community of license must be constructed by May 1, 1999, for stations in the top ten markets affiliated with the four major networks, by November 1, 1999 for all other commercial stations in the top thirty markets, and by May 1, 2002 for all other commercial stations. Exceptions to the deadlines will be granted for various factors beyond the licensee's control. The FCC issued final digital channel assignments on February 18, 1998.

Several parties have sought reconsideration of their assignments and/or filed judicial appeals challenging the FCC's decision. LIN Television is in the process of analyzing its ATV channel assignments to determine what impact, if any, these assignments will have on its ATV coverage areas or existing service, but will be unable to make a definitive determination until further field testing has been completed.

         Implementation of ATV will impose additional costs on television stations providing the new service due to increased equipment costs. LIN Television estimates that the adoption of ATV would require average capital and operating expenditures of approximately $2 million per station to provide facilities necessary to pass along an ATV signal transmitted by a network with which a station is affiliated. The conversion of a station's equipment enabling it, for example, to produce and transmit its own digital or ATV programming, will be substantially more expensive. The introduction of this new technology will require that consumers purchase new receivers (television sets) for ATV signals, or, if available by that time, adapters for their existing receivers. The FCC has also proposed to assign to full-power ATV stations the channels in the radio band currently occupied by LPTVs and the FCC has proposed to "repack" television signals into a "core" spectrum band (either channels 2-51) and auction off the remaining channels to other users. This proposal could adversely affect the service areas of the Stations and a substantial number of the LIN Television's LPTV channels. LIN Television believes that the implementation of ATV is essential to the long-term viability of LIN Television and the broadcast industry, but cannot otherwise predict the precise effect this development might have on the LIN Television's business.

         Budget legislation passed by the House and Senate and signed by the President requires the FCC to raise revenue for the federal government by auctioning radio frequencies in bands which encompass those currently licensed for use by broadcasters, including those channels used for "auxiliary" purposes, such as remote pickups in electronic news gathering and studio-to-transmitter links. The legislation codifies the FCC's determination that broadcasters return one of their two channels to the federal government by 2006, subject to repacking, though it permits the FCC to grant return-date extensions in markets without certain digital service penetration levels. The legislation requires that the returned channels be auctioned by 2002 and provides for reallocation to other users, e.g., public safety institutions, and/or early auctioning of unutilized spectrum in the band now occupied by television channels 60 - 69. LIN Television cannot predict what impact, if any, the implementation of these measures might have on its business.

         The FCC has initiated rulemaking proceedings to consider proposals to relax its television ownership restrictions, including proposals that would permit the ownership, in some circumstances, of two television stations with overlapping service areas and relaxing the rules prohibiting cross-ownership of radio and television stations in the same market. The FCC is also considering in these proceedings whether to adopt new restrictions on television LMAs. The "duopoly" rules currently prevent LIN Television from acquiring the FCC licenses of its LMA stations, thereby preventing LIN Television from directly fulfilling its obligations under put options that such LMA stations have with LIN Television. If LIN Television should be unable to fulfill its obligation under a put option, it could be required to find an assignee who could perform such obligation. There is no assurance that LIN Television could find an assignee to fulfill the company's obligations under the put options on favorable terms. Under the Act, LIN Television's LMAs were "grandfathered". The precise extent to which the FCC may nevertheless restrict existing LMAs or make them attributable ownership interests is uncertain. In the rulemakings, the FCC has proposed, for example, to make LMAs fully attributable ownership interests and thus prohibited unless the two stations would qualify for dual ownership under certain specified criteria (e.g., VHF-UHF or UHF-UHF combinations; second station is a start-up, failed or failing station) on a case-by-case basis. "Grandfathering" rights for current LMAs which do not qualify for conversion to ownership would be limited to fulfilling the current lease term, with renewal rights and transferability rights eliminated. LIN

Television`s LMAs all involve UHF stations which were either start-up stations or were failing financially and would appear to qualify for conversion to ownership under the proposed standards. Nevertheless, it is possible that the FCC could deny LIN Television the ability to convert its LMAs to full ownership or require LIN Television to modify its LMAs in ways which impair their viability. Further, if the FCC were to find that one of LIN Television's LMA stations failed to maintain control over its operations, the licensee of the LMA station and/or LIN Television could be fined. LIN Television is unable to predict the ultimate outcome of possible changes to these FCC rules and the impact such FCC rules may have on its broadcasting operations.

         In accordance with FCC rules, regulations and policies, all of LIN Television's LMAs allow preemptions of the company's programming by the owner-operator and FCC licensee of each station with which LIN Television has an LMA. Accordingly, LIN Television cannot be assured that it will be able to air all of the programming expected to be aired on those stations with which it has an LMA or that LIN Television will receive the anticipated advertising revenue from the sale of advertising spots in such programming. Although LIN Television believes that the terms and conditions of each of its LMAs will enable the company to air its programming and utilize the programming and other non-broadcast license assets acquired for use on the LMA stations, there can be no assurance that early termination of the LMAs or unanticipated termination of all or a significant portion of the programming by the owner-operator and FCC licensee will not occur. An early termination of one of LIN Television's LMAs, or repeated and material preemption of programming thereunder, could adversely affect the company's operations.

         The FCC Chairman has announced that the Commission will also initiate rulemakings this year looking toward revision or repeal of other cross-ownership rules, including those restricting ownership of broadcast stations and newspapers in the same marked and cable systems and broadcast stations in the same market. The Commission has initiated an inquiry looking into all of its ownership rules.

         LIN Television cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         27.1 Financial Data Schedule for Lin Holdings Corp. for 6-mos ending June 30, 1998

         27.2 Financial Data Schedule for Lin Television Corp. for 6-mos ending June 30, 1998


         REPORTS  ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIN HOLDINGS CORPORATION                           LIN TELEVISION CORPORATION
     (Registrant)                                         (Registrant)

DATED: SEPTEMBER 1, 1998                           /s/ Peter E. Maloney
                                                       -------------------------
                                                       Peter E. Maloney
                                                       Vice President of Finance