Form 10-Q
period 1998-09-30
LIN HOLDINGS CORP; LIN TELEVISION CORP
filed 1998-11-16
CIK 1062707, 931058

    As filed with the Securities and Exchange Commission on November 15, 1998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended September 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


          1 RICHMOND SQUARE, SUITE 230E, PROVIDENCE, RHODE ISLAND 02906
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

[X] Yes     [ ] No

NOTE:

10-Q currently presents results for two companies rather than just the parent company on a fully consolidated basis.

                                Table of Contents
                                                                           Page
                                                                           ----
Part I.  Financial Information

Item 1.  Financial Statements

         LIN HOLDINGS CORP.
         Condensed Consolidated Balance Sheets                               3
         Condensed Consolidated Statements of Operations                     4
         Condensed Consolidated Statements of Cash Flows                     5
         Notes to Condensed Consolidated Financial Statements                6

         LIN TELEVISION CORPORATION
         Condensed Consolidated Balance Sheets                              15
         Condensed Consolidated Statements of Operations                    16
         Condensed Consolidated Statements of Cash Flows                    17
         Notes to Condensed Consolidated Financial Statements               18

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                            26

Part II. Other Information

Item 1.  Legal Proceedings                                                  36
Item 5.  Contingent Matters                                                 36
Item 6.  Exhibits and Reports on Form 8-K                                   39

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                                             LIN HOLDINGS CORP.
                                   Condensed Consolidated Balance Sheets
                                  (In thousands, except number of shares)


                                                                               Holdings           Predecessor
                                                                    ----------------------------  ------------
                                                                     September 30,   December 31, December 31,
                                                                    1998 (Unaudited)     1997         1997
                                                                    ---------------- -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $    38,029        $ --       $   8,046
   Accounts receivable, less allowance for doubtful
      accounts (1998 - $2,141 1997 (predecessor) - $2,197)                37,356          --          57,645
   Program rights                                                         10,862          --           9,916
   Other current assets                                                   11,640           1           1,865
                                                                     -----------        ----       ---------
Total current assets                                                      97,887           1          77,472

Property and equipment, less accumulated depreciation
 and amortization                                                        121,522          --         107,593
Deferred financing costs                                                  48,138          --           5,421
Investment in joint venture                                               72,007          --             473
Intangible assets, less accumulated amortization                       1,450,821                     369,588
Program rights and other noncurrent assets                                 7,392          --           8,779
                                                                     -----------        ----       ---------
             Total assets                                            $ 1,797,767        $  1       $ 569,326
                                                                     ===========        ====       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $     7,102        $ --       $   7,553
   Program obligations                                                    11,243          --          11,320
   Accrued income taxes                                                    2,478          --           3,444
   Current portion of long-term debt                                       7,742          --               -
   Accrued interest expense                                                2,854          --             265
   Other accruals                                                         22,014          --          20,624
                                                                     -----------        ----       ---------
Total current liabilities                                                 53,433          --          43,206

Long-term debt, excluding current portion                                672,893          --         260,000
Deferred income taxes                                                    523,294          --          65,248
Other noncurrent liabilities                                              11,051          --           8,307
                                                                     -----------        ----       ---------
             Total liabilities                                         1,260,671          --         376,761
                                                                     -----------        ----       ---------

Stockholders' equity:
  Preferred stock, $0.01 par value:
       Authorized shares - (1998 - none, 1997 -
        none, 1997 (predecessor) - 15,000,000)
       Issued and outstanding shares - none                                   --          --              --
   Common stock, $0.01 par value:
      Authorized shares - (1998-1,000, 1997-1,000,
             1997 (predecessor) - 90,000,000)
      Issued and outstanding shares - (1998-1,000; 1997-1,000,                --          --             299
             1997 (predecessor) - 29,857,000)
      Treasury stock (79 shares at cost)                                      --          --              (3)
   Additional paid-in capital                                            559,048           1         283,177
   Accumulated deficit                                                   (21,952)         --         (90,908)
                                                                     -----------        ----       ---------
Total stockholders' equity                                               537,096           1         192,565
                                                                     -----------        ----       ---------
             Total liabilities and stockholders' equity              $ 1,797,767        $  1       $ 569,326
                                                                     ===========        ====       =========

      The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTE - The December 31, 1997 information was derived from the audited financial statements at that date.

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


                               LIN HOLDINGS CORP.
           Condensed Consolidated Statements of Operations (Unaudited)
                                 (In Thousands)

                                            Holdings         Predecessor          Holdings        Predecessor        Predecessor
                                       ------------------ ------------------- ------------------  -------------   ------------------
                                          Three Months       Three Months        Period from      Period from         Nine Months
                                              Ended             Ended              March 3 -       January 1 -           Ended
                                       September 30, 1998 September 30, 1997  September 30, 1998  March 2, 1998   September 30, 1997
                                       ------------------ ------------------- ------------------  -------------   ------------------

Net revenues                                $ 55,778           $ 71,911           $ 133,770           43,804           $ 216,878
Operating costs and expenses
  Direct operating                            16,520             19,561              37,254           11,117              56,094
  Selling, general and administrative         12,484             15,142              30,848           11,701              49,385
  Corporate                                    2,216              1,751               4,970            1,170               5,301
  KXTX management fee                          3,055                 --               3,055               --                  --
  Amortization of program rights               3,187              4,025               7,243            2,743              11,684
  Depreciation and amortization of
                     intangible assets        13,750              6,303              31,855            4,581              19,003
  Tower write-offs                                --                 --                  --               --               2,697
                                            --------           --------           ---------          -------           ---------

Total operating costs and expenses            51,212             46,782             115,225           31,312             144,164
                                            --------           --------           ---------          -------           ---------
Operating income                               4,566             25,129              18,545           12,492              72,714
Other (income) expense:
  Interest expense                            15,690              5,429              37,381            2,764              16,652
  Investment income                             (451)              (284)               (738)             (98)               (971)
  Loss on investment in joint venture          2,560                267               4,722              244               1,132
  Merger expense                                  --              3,873                  --            8,616               3,873
                                            --------           --------           ---------          -------           ---------
Total other expense                           17,799              9,285              41,365           11,526              20,686
                                            --------           --------           ---------          -------           ---------
Income (loss) before provision for
  (benefit from) income taxes                (13,233)            15,844             (22,820)             966              52,028
Provision for (benefit from) income             (246)             5,909                (868)           3,710              19,406
  taxes                                     --------           --------           ---------          -------           ---------

Net income (loss)                           $(12,987)          $  9,935           $ (21,952)          (2,744)          $  32,622
                                            ========           ========           =========          =======           =========




    The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                               LIN HOLDINGS CORP.
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                              Holdings           Predecessor        Predecessor
                                                                          ------------------    -------------    ------------------
                                                                            Period from          Period from        Nine Months
                                                                              March 3 -          January 1 -           Ended
                                                                          September 30, 1998    March 2, 1998    September 30, 1997
                                                                          ------------------    -------------    ------------------
OPERATING ACTIVITIES:
Net income  (loss)                                                           $   (21,952)          $ (2,744)          $ 32,622
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization  (includes amortization
     of financing costs and notes discounts)                                      46,634              4,714             19,678
   Amortization of program rights                                                  7,243              2,743             11,684
   KXTX management fee                                                             3,055                 --                 --
   Tax benefit from exercises of stock options                                        --             10,714                 --
   Deferred income taxes                                                            (255)               149              2,872
   Net loss (gain) on disposition of assets                                          (54)                19              2,248
   Program payments                                                               (6,780)            (4,157)           (10,044)
   Investment in joint venture                                                     4,722                244              1,132
   Provision for doubtful accounts                                                   153                 98                195
   Changes in operating assets and liabilities, net of acquisitions and disposals:
     Accounts receivable                                                          (4,513)             7,695             (1,565)
     Program rights, net of program obligations                                     (161)               (45)                 4
     Other assets                                                                  9,506            (19,102)              (440)
     Accounts payable                                                               (264)             1,187              1,031
    Accrued income taxes                                                            (891)             1,777               (561)
    Accrued interest expense                                                       2,854                 74               (126)
    Other accruals                                                                (3,541)             5,050              2,926
                                                                             -----------           --------           --------

Net cash provided by operating activities                                         35,756              8,416             61,656
                                                                             -----------           --------           --------

INVESTING ACTIVITIES:
    Capital expenditures                                                          (6,133)            (1,221)           (12,970)
    Proceeds from asset dispositions                                                  46                  3              3,133
    Investment in joint venture                                                     (250)              (250)            (1,000)
    Contribution of KXAS-TV to station joint venture                             815,500                 --                 --
    Acquisition of LIN Television Corporation                                 (1,723,656)                --                 --
                                                                             -----------           --------           --------

Net cash used in investing activities                                           (914,493)            (1,468)           (10,837)
                                                                             -----------           --------           --------

FINANCING ACTIVITIES:
   Proceeds from exercises of stock options and
      sale of Employee Stock Purchase Plan shares                                     --              1,071              2,687
   Treasury stock purchases                                                           --                 --               (816)
   Principal payments on long-term debt                                         (260,000)                --            (55,000)
   Proceeds from long-term debt                                                  668,929                 --                 --
   Loan fees incurred on long-term debt                                          (51,211)                --                 --
   Proceeds from sale of Common Stock                                            558,123                 --                 --
   Proceeds from capital contributions                                             1,000                 --                 --
   Cash exercise of options                                                          (75)                --                 --
                                                                             -----------           --------           --------

Net cash provided by (used in) financing activities                              916,766              1,071            (53,129)
                                                                             -----------           --------           --------

Net increase (decrease) in cash and cash equivalents                              38,029              8,019             (2,310)
Cash and cash equivalents at the beginning of the period                              --              8,046             27,952
                                                                             -----------           --------           --------

Cash and cash equivalents at the end of the period                           $    38,029           $ 16,065           $ 25,642
                                                                             ===========           ========           ========


    The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     LIN Holdings Corp. ("Holdings") was formed on July 18, 1997. On the same date, LIN Acquisition Company ("LIN Acquisition") was formed as a wholly-owned subsidiary of Holdings to acquire LIN Television Corporation ("LIN Television" or "Predecessor" prior to the Merger (as defined) and the "Company" following the Merger,) pursuant to the Merger Agreement (as defined), see Note 2.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

     The Acquisition was funded by (i) $6.9 million of excess cash on the LIN Television balance sheet; (ii) $50.0 million aggregate principal amount of senior secured Tranche A term loans ("Tranche A Term Loans"); (iii) $120.0 million aggregate principal of senior secured Tranche B term loans ("Tranche B Term Loans"); (iv) $299.3 million of gross proceeds from the issuance of $300.0 million aggregate principal amount of 8 3/8% senior subordinated notes due 2008 ("Senior Subordinated Notes"); (v) $199.6 million of gross proceeds from the issuance by Holdings of $325.0 million aggregate principal amount at maturity of 10% senior discount notes due 2008 ("Senior Discount Notes"), which proceeds were contributed by Holdings to the common equity of the Company; (vi) $815.5 million of proceeds of the GECC Note (as defined); and (vii) $558.1 million of common equity provided by affiliates of Hicks Muse, management and other co-investors to the equity of the corporate parents of Holdings, which in turn, through Holdings, contributed such amount to the common equity of the Company (collectively, the "Financings"). Such Senior Subordinated Notes and the Senior Discount Notes were subsequently registered with the Securities and Exchange Commission (the "SEC") pursuant to a Registration Statement filed on August 12, 1998.

     In connection with the Acquisition, Hicks Muse and NBC formed a television station joint venture (the "Joint Venture"). The Joint Venture consists of KXAS-TV, formerly LIN Television's Dallas-Fort Worth NBC affiliate, and KNSD-TV, formerly NBC's San Diego station. A wholly-owned subsidiary of NBC is the general partner of the Joint Venture (the "NBC General Partner") and NBC operates the stations owned by the Joint Venture. The NBC General Partner holds an approximate 80% equity interest and the Company holds an approximate 20% equity interest in the Joint Venture (see Note 7). General Electric Capital Corporation ("GECC") provided debt financing for the Joint Venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (the "GECC Note"). The Company expects that the interest payments on the GECC Note will be serviced solely by the cash flows of the Joint Venture.

     The GECC Note was issued by LIN Television of Texas, L.P., the Company's indirect wholly-owned partnership ("LIN Texas"), which distributed the proceeds to the Company to finance a portion of the cost of the Acquisition. The obligations to GECC under the GECC Note were assumed by the Joint Venture and LIN Texas was simultaneously released from all obligations under the GECC Note. The GECC Note is not an obligation of Holdings, the Company or any of their respective subsidiaries, and has recourse only to the Joint Venture, the Company's equity interest therein and to one of Holdings' two corporate parents pursuant to a guarantee.

     In connection with the formation of the Joint Venture, the Company received an extension of its NBC network affiliation agreements to 2010 and the option (exercisable through December 31, 1999) to purchase WVTM-TV, the NBC affiliate in Birmingham, Alabama.

     The Acquisition was accounted for as a purchase and accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired is allocated to intangible assets, primarily to FCC licenses, network affiliations and goodwill. The results of operations associated with the acquired assets and liabilities have been included in the accompanying statements from the date of acquisition on March 3, 1998 through September 30, 1998.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

     The Acquisition is summarized as follows:

             Assets acquired and liabilities assumed (in thousands)

Working capital, including cash of $9,185 ..        $    23,646
Property and equipment .....................            124,752
Other noncurrent assets ....................             81,114
Intangible assets ..........................          1,472,304
Deferred tax liability .....................           (523,549)
Other noncurrent liabilities ...............             (1,908)
                                                    ===========
Total acquisition ..........................        $ 1,176,359
                                                    ===========

     The following summarizes pro forma consolidated results of operations for the three and nine month periods ended September 30, 1998 and 1997, as if the Acquisition and the Joint Venture had taken place on January 1, 1997 (in thousands):

                          Three Months Ended September 30    Nine Months Ended September 30
                          -------------------------------   -------------------------------
                            1998                   1997       1998                  1997
                          ---------             ---------   ---------            ----------

Net Revenue ............  $ 55,777              $ 49,587    $ 164,395            $ 146,376
Operating Income .......     4,565                 3,116       18,582                3,985
Net Loss ...............   (12,987)              (11,392)     (33,862)             (37,457)

     The pro forma results do not necessarily represent results that would have occurred if the Acquisition and Joint Venture had taken place on the dates indicated nor are they necessarily indicative of the results of future operations.

     Later this year, the Company expects to acquire from AT&T Corporation ("AT&T") the assets of WOOD-TV and the LMA rights related to WOTV-TV (collectively, the "Grand Rapids Stations"), both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The Company currently provides services to the Grand Rapids Stations pursuant to a consulting agreement with AT&T. The total purchase price for the Grand Rapids Acquisition will be approximately $125.5 million, plus accretion of 8.0% which commenced on January 1, 1998. The Grand Rapids Acquisition is expected to be funded by $125.0 million of additional Tranche A Term Loans. For the fiscal year ended December 31, 1997, the Grand Rapids Stations generated net revenues and operating income of $28.4 million and $8.2 million, respectively. The historical and pro forma financial information provided above does not give effect to the Grand Rapids Acquisition.

NOTE 3 - RECENT DEVELOPMENTS:

     On July 7, 1998, Ranger Equity Holdings Corporation ("Ranger"), the indirect parent company of Holdings and the Company, and Chancellor Media Corporation ("Chancellor"), entered into an Agreement and Plan of Merger (the "Chancellor Merger Agreement"). Pursuant to the Chancellor Merger Agreement, Ranger will be merged with and into Chancellor (the "Chancellor Merger"), with Chancellor continuing as the surviving corporation. Following the Chancellor Merger, Holdings will become a direct subsidiary of Ranger and the Company will become an indirect wholly owned subsidiary of Holdings. The Chancellor Merger is subject to regulatory and Ranger and Chancellor shareholder approval. In connection with the

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

Chancellor Merger Agreement, the majority stockholder of Ranger has entered into a voting agreement whereby the approval of Ranger's Stockholders has been assured.

     On August 1, 1998, LIN Television of Texas, L.P. ("LIN Texas") and Southwest Sports Group, Inc., a Delaware corporation ("SSG") and an entity in which a partner of Hicks Muse has a substantial economic interest, entered into an Asset Purchase Agreement (the "SSG Agreement") pursuant to which LIN Texas will assign the purchase option on and sell the assets of KXTX-TV to SSG. In exchange, LIN Texas will receive 500,000 shares of SSG's Series A Convertible Preferred Stock, par value $100.00 per share ("SSG Preferred Stock"). Following the completion of the transactions contemplated by the SSG Agreement (expected by the end of this year), LIN Texas will be entitled to receive dividends at the per annum rate of 6% of par value prior to the payment by SSG of any dividend in respect of its common stock ("SSG Common Stock") or any other junior securities. At the option of SSG, dividends will be payable either in kind or in cash. LIN Texas will have the right, upon the earlier of (i) the third anniversary of the issuance of the SSG Preferred Stock and (ii) an initial public offering of SSG Common Stock, to convert its shares of SSG Preferred Stock into shares of SSG Common Stock at a conversion rate equal to the par value per share of the SSG Preferred Stock ( plus accrued and unpaid dividends thereon) divided by the fair market value per share of the SSG Common Stock. SSG will have the right, at its sole option, to redeem the SSG Preferred Stock at a par value (plus accrued and unpaid dividends thereon) at any time. The Company does not expect to realize a significant gain or loss as a result of this transaction.

     Subject to the terms of the SSG Agreement and the satisfaction of certain conditions, including the receipt of National Hockey League and Major League Baseball approvals and SSG's consummation of certain other business acquisitions, it is expected that the purchase option assignment and sale of KXTX-TV will be consummated by the end of 1998.

     Also, on August 1, 1998, LIN Texas and Southwest Sports Television Inc. ("SST"), an affiliate of SSG entered into a Sub-Programming Agreement pursuant to which SST renders certain services with respect to KXTX-TV in exchange for a management fee equal to the cash receipts of the station less operating and other expenses. For the quarter ending September 30, 1998, the management fee due to SST was $3.1 million.

NOTE 4 - RELATED PARTY TRANSACTIONS:

     In connection with the Acquisition, Holdings, the Company and certain of their respective affiliates (collectively, the "Clients") entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients have agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services to the Clients. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of Holdings and its subsidiaries for the then-current fiscal year. Upon the acquisition by Holdings and its subsidiaries of another entity or business, the fee shall be adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of Holdings and its subsidiaries. In no event shall the annual fee be less than $1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company and Holdings. In connection with the Chancellor Merger Agreement, Hicks Muse Partners has agreed to terminate the Monitoring and Oversight Agreement for a one-time cash payment of $11.0 million due at closing of the Chancellor Merger.

     In connection with the Acquisition, the Clients also entered into a ten-year agreement (the "Financial Advisory Agreement") with Hicks Muse Partners, pursuant to which Hicks Muse Partners

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

received a financial advisory fee at the closing of the Acquisition as compensation for its services as financial advisor to the Clients in connection with the Acquisition. Hicks Muse Partners will receive a fee from LIN Television of $11.0 million in cash at the closing of the Chancellor Merger as compensation for its services as financial advisor to the Clients in connection with the Chancellor Merger. Following the Chancellor Merger, Hicks Muse Partners also will be entitled to receive a "market fee" for the services it provides in each subsequent transaction in which a Client (which shall not include Chancellor) is involved.

NOTE 5 - INTANGIBLE ASSETS:

     Intangible assets consisted of the following at (in thousands):

                                                Holdings          Predecessor
                                           September 30, 1998  December 31, 1997
                                           ------------------  ----------------
FCC licenses and network affiliations ...      $   807,029         $ 312,450
Goodwill ................................          666,259           128,043
                                               -----------         ---------
                                                 1,473,288           440,493
Less accumulated amortization ...........          (22,467)          (70,905)
                                               ===========         =========
                                               $ 1,450,821         $ 369,588
                                               ===========         =========

     Intangible assets represent the excess of the purchase price over the estimated fair value of identifiable assets acquired in business acquisitions, and are being amortized straight-line over 40 years. The Company periodically evaluates intangible assets for potential impairment. At this time, in the opinion of the management, no impairment has occurred.

NOTE 6 - LONG-TERM DEBT:

     Long-term debt consisted of the following at (in thousands):

                                                     Holdings       Predecessor
                                                   September 30,    December 31,
                                                       1998            1998
                                                   -------------    ------------
Senior credit facilities ....................       $ 170,000         $260,000
8 3/8% Senior subordinated notes due 2008 ...         299,324               --
10% Senior discount notes due 2008 ..........         211,311               --
                                                    ---------         --------
Total  debt .................................         680,635          260,000

Less current portion ........................          (7,742)              --
                                                    =========         ========
Total long-term debt ........................       $ 672,893         $260,000
                                                    =========         ========

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

     Borrowings under the Senior Credit Facilities bear interest at a rate based, at the option of the Company, on an adjusted London interbank offered rate ("Adjusted LIBOR"), or the highest of the Agent's prime rates, certificate of deposits rate plus 1.00%, or the Federal Funds effective rate plus 1/2 of 1.00% (the "Alternate Base Rate"), plus an incremental rate based on the Company's financial performance. As of September 30, 1998, the interest rates on the $50 million Tranche A term loan and the $120 million Tranche B term loan were 6.88% and 7.38%, respectively, based on the Adjusted LIBOR. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.50%, based upon the Company's leverage ratio for that particular quarter on the unused portion of the loan commitment, in addition to annual agency and other administration fees.

     The obligations of the Company under the Senior Credit Facilities will be unconditionally and irrevocably guaranteed, jointly and severally, by Holdings and by each existing and subsequently acquired or organized subsidiary of the Company. In addition, substantially all of the assets of the Company and its subsidiaries are pledged as collateral against the performance of these obligations. Required principal repayments of amounts outstanding under the Senior Credit Facilities commence on December 31, 1998. The Company's ability to make additional borrowings under the Senior Credit Facilities is subject to compliance with certain financial covenants and other conditions set forth in the Credit Agreement. As of September 30, 1998, the Company was in compliance with all covenants under the Credit Agreement.

SENIOR SUBORDINATED NOTES

     On March 3, 1998, the Company issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 in a private placement for net proceeds of $290.3 million. Such Senior Subordinated Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly-owned subsidiaries of the Company. Interest on the Senior Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, commencing on September 1, 1998.

SENIOR DISCOUNT NOTES

     In connection with the Merger on March 3, 1998, Holdings issued $325 million aggregate principal amount at maturity of 10% Senior Discount Notes due 2008 in a private placement. Such Senior Discount Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Discount Notes were issued at a discount and generated net proceeds of $192.6 million to Holdings. The Senior Discount Notes are unsecured senior obligations of Holdings, and are not guaranteed. Cash interest will not accrue or be payable on the Senior Discount Notes prior to March 1, 2003. Thereafter, cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing on September 1, 2003.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - SUMMARIZED FINANCIAL INFORMATION OF THE JOINT VENTURE:

     The Company owns 20% of the Joint Venture and accounts for its interest using the equity method. The following presents the summarized financial information of the Joint Venture (dollars in thousands):

                             Three Months        For,the Period From
                            Ended September       March 3 through
                               30, 1998          September 30, 1998
                            ---------------      ------------------
Net Revenues..............    $ 30,023               $ 79,840
Operating Income..........       4,250                 15,811
Net Loss..................     (12,081)               (21,740)

NOTE 8 - INCOME TAXES:

     The provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to income
(loss) before income taxes due, to the effects of state income taxes and certain expenses not deductible for tax purposes, primarily the amortization of goodwill.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

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

In July 1998, a stockholder derivative action was commenced in the Delaware Court of Chancery by a stockholder purporting to act on behalf of Chancellor Media (the "Chancellor/LIN Stockholder Lawsuit"). The defendants in the case include Hicks Muse, LIN Television and certain of Chancellor Media's directors. The plaintiff alleges that, among other things, (1) Hicks Muse allegedly caused Chancellor Media to pay too high of a price for LIN because Hicks Muse had allegedly paid too high of a price in the Hicks Muse LIN Acquisition, and (2) the transaction therefore allegedly constitutes a breach of fiduciary duty and a waste of corporate assets by Hicks Muse (which is alleged to control Chancellor Media) and the

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

directors of Chancellor Media named as defendants. The plaintiff seeks to enjoin consummation or rescission of the transaction, compensatory damages, an order requiring that the directors named as defendants "carry out their fiduciary duties," and attorneys' fees and other costs.

     Plaintiff, defendants and Chancellor Media have agreed to settle the Chancellor/LIN Stockholder Lawsuit. Such settlement is subject to a number of conditions, including preparing and finalizing definitive documentation and approval by the court. Pursuant to this settlement, (1) Hicks Muse and it s affiliates agreed to vote all shares of Chancellor Media common stock that they control in favor of and opposed to the approval and adoption of the merger agreement in the same percentage as the order stockholders called for that purpose, and (2) Chancellor Media agreed to pay legal fees of $480,000 and documented expenses of up to $20,000. In connection with settlement discussions, Chancellor Media and LIN provided counsel for the plaintiff an opportunity to review and comment on the disclosure in this Joint Proxy Statement/Prospectus.

     In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of September 30, 1998 is likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 10 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

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

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for years beginning after December 15, 1997. SFAS 131 requires that a company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general-purpose financial statements. SFAS 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. Management does not believe the implementation of SFAS 131 will have a material impact on its consolidated financial statements.

     In April 1998, Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), effective for fiscal years beginning after December 15, 1998. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires that costs of start-up activities and organization costs be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

change in accounting principle, as described in Accounting Principles Board
(APB) Opinion No. 20, "Accounting Changes". When adopting this SOP, entities are not required to report the pro forma effects of retroactive application. Management does not believe the implementation of SOP 98-5 will have a material impact on its consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for years beginning after September 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. Management does not believe the implementation of SFAS 133 will have a material impact on its consolidated financial results.

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                          LIN TELEVISION CORPORATION
                    Condensed Consolidated Balance Sheets
                   (In thousands, except number of shares)

                                                                                        Company            Predecessor
                                                                                   ----------------        ------------
                                                                                     September 30,         December 31,
                                                                                   1998 (Unaudited)            1997
                                                                                   ----------------        ------------
ASSETS

Current assets:
  Cash and cash equivalents                                                           $    38,029           $   8,046
  Accounts receivable, less allowance for doubtful
   accounts (1998 - $2,141; 1997 (predecessor) - $2,197))                                  37,356              57,645
  Program rights                                                                           10,862               9,916
  Other current assets                                                                     11,640               1,865
                                                                                      -----------           ---------
Total current assets                                                                       97,887              77,472

Property and equipment, less accumulated depreciation and amortization                    121,522             107,593
Deferred financing costs                                                                   36,105               5,421
Investment in joint venture                                                                72,007                 473
Intangible assets, less accumulated amortization                                        1,450,821             369,588
Program rights and other noncurrent assets                                                  7,392               8,779
                                                                                      -----------           ---------
             Total assets                                                             $ 1,785,734           $ 569,326
                                                                                      ===========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                    $     7,100           $   7,553
  Program obligations                                                                      11,245              11,320
  Accrued income taxes                                                                      6,826               3,444
  Current portion of long-term debt                                                         7,742                  --
  Accrued interest expense                                                                  2,854                 265
  Other accruals                                                                           22,014              20,624
                                                                                      -----------           ---------
Total current liabilities                                                                  57,781              43,206

Long-term debt, excluding current portion                                                 461,582             260,000
Deferred income taxes                                                                     523,294              65,248
Other noncurrent liabilities                                                               11,051               8,307
                                                                                      -----------           ---------
             Total liabilities                                                          1,053,708             376,761
                                                                                      -----------           ---------


Stockholders' equity:
  Preferred stock, $0.01 par value:
   Authorized shares - (1998 - none, 1997(predecessor) - 15,000,000)                           --                  --
   Issued and outstanding shares - none
  Common stock, $0.01 par value:
   Authorized shares - (1998 - 1,000; 1997
    (predecessor) - 90,000,000)
   Issued and outstanding shares - (1998 - 1,000; 1997(predecessor) - 29,857,000)              --                 299
   Treasury stock (79 shares at cost)                                                          --                  (3)
  Additional paid-in capital                                                              745,902             283,177
  Accumulated deficit                                                                     (13,876)            (90,908)
                                                                                      -----------           ---------
Total stockholders' equity                                                                732,026             192,565
                                                                                      -----------           ---------
             Total liabilities and stockholders' equity                               $ 1,785,734           $ 569,326
                                                                                      ===========           =========


    The accompanying notes are an integral part of the condensed consolidated financial statements.

      NOTE: The December 31, 1997 information was derived from the audited financial statements at that date.

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                                                     LIN TELEVISION CORPORATION
                                     Condensed Consolidated Statements of Operations (Unaudited)
                                                           (In thousands)



                                            Company            Predecessor          Company         Predecessor      Predecessor
                                       ------------------  ------------------  ------------------  -------------  ------------------
                                          Three Months        Three Months        Period from       Period from      Nine Months
                                             Ended               Ended             March 3 -        January 1 -         Ended
                                       September 30, 1998  September 30, 1997  September 30, 1998  March 2, 1998  September 30, 1997
                                       ------------------  ------------------  ------------------  -------------  ------------------

Net revenues                                $55,778             $71,911             $133,770           $43,804         $216,878
Operating costs and expenses
  Direct operating                           16,520              19,561               37,254            11,117           56,094
  Selling, general and administrative        12,484              15,142               30,848            11,701           49,385
  Corporate                                   2,216               1,751                4,970             1,170            5,301
  KXTX management fee                         3,055                  --                3,055                --               --
  Amortization of program rights              3,187               4,025                7,243             2,743           11,684
  Depreciation and amortization of
   intangible assets                         13,750               6,303               31,855             4,581           19,003
  Tower write-offs                               --                  --                   --                --            2,697
                                            -------             -------             --------           -------         --------
Total operating costs and expenses           51,212              46,782              115,225            31,312          144,164
                                            -------             -------             --------           -------         --------

Operating income                              4,566              25,129               18,545            12,492           72,715
Other (income) expense:
  Interest expense                           10,526               5,429               24,956             2,764           16,652
  Investment income                            (451)               (284)                (738)              (98)            (971)
  Loss on investment in joint venture         2,560                 267                4,722               244            1,132
  Merger expense                                 --               3,873                   --             8,616            3,873
                                            -------             -------             --------           -------         --------
Total other expense                          12,635               9,285               28,940            11,526           20,686
                                            -------             -------             --------           -------         --------

Income (loss) before provision for
 income taxes                                (8,069)             15,844              (10,395)              966           52,029
Provision for income taxes                      715               5,909                3,481             3,710           19,406
                                            -------             -------             --------           -------         --------
Net income (loss)                           $(8,784)            $ 9,935             $(13,876)          $(2,744)        $ 32,623
                                            =======             =======             ========           =======         ========


                  The accompanying notes are an integral part of the condensed consolidated financial statements.


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


                                             LIN TELEVISION CORPORATION
                             Condensed Consolidated Statements of Cash Flows (unaudited)
                                                   (In thousands)

                                                                  Company         Predecessor        Predecessor
                                                            ------------------   -------------   ------------------
                                                                Period from       Period from        Nine Months
                                                                 March 3 -        January 1 -           Ended
                                                            September 30, 1998   March 2, 1998   September 30, 1997
                                                            ------------------   -------------   ------------------

OPERATING ACTIVITIES:
Net income  (loss)                                             $   (13,876)         $ (2,744)         $ 32,622
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
 Depreciation and amortization  (includes amortization
   of financing costs and notes discounts)                          34,210             4,714            19,678
 Amortization of program rights                                      7,243             2,743            11,684
 KXTX management fee                                                 3,055                --                --
 Tax benefit from exercises of stock options                            --            10,714                --
 Deferred income taxes                                                (255)              149             2,872
 Net loss (gain) on disposition of assets                              (54)               19             2,248
 Program payments                                                   (6,780)           (4,157)          (10,044)
 Investment in joint venture                                         4,722               244             1,132
 Provision for doubtful accounts                                       153                98               195
 Changes in operating assets and liabilities,
  net of acquisitions and disposals
  Accounts receivable                                               (4,513)            7,695            (1,565)
  Program rights, net of program obligations                          (161)              (45)                4
  Other assets                                                       9,506           (19,102)             (440)
  Accounts payable                                                    (264)            1,187             1,031
  Accrued income taxes                                               3,457             1,777              (561)
  Accrued interest expense                                           2,854                74              (126)
  Other accruals                                                    (3,541)            5,050             2,926
                                                               -----------          --------          --------
Net cash provided by operating activities                           35,756             8,416            61,656
                                                               -----------          --------          --------

INVESTING ACTIVITIES:
 Capital expenditures                                               (6,133)           (1,221)          (12,970)
 Proceeds from asset dispositions                                       46                 3             3,133
 Investment in joint venture                                          (250)             (250)           (1,000)
 Contribution of KXAS-TV to station joint venture                  815,500                --                --
 Acquisition of LIN Television Corporation                      (1,723,656)               --                --
                                                               -----------          --------          --------
Net cash used in investing activities                             (914,493)           (1,468)          (10,837)
                                                               -----------          --------          --------

FINANCING ACTIVITIES:
 Proceeds from exercises of stock options and
  sale of Employee Stock Purchase Plan shares                           --             1,071             2,687
 Treasury stock purchases                                               --                --              (816)
 Principal payments on long-term debt                             (260,000)               --           (55,000)
 Proceeds from long-term debt                                      469,298                --                --
 Loan fees incurred on long-term debt                              (38,434)               --                --
 Equity contribution                                               744,977                --                --
 Proceeds from capital contributions                                 1,000                --                --
 Cash exercise of options                                              (75)               --                --
                                                               -----------          --------          --------
Net cash provided by (used in) financing activities                916,766             1,071           (53,129)
                                                               -----------          --------          --------
Net increase (decrease) in cash and cash equivalents                38,029             8,019            (2,310)
Cash and cash equivalents at the beginning of the period                --             8,046            27,952
                                                               -----------          --------          --------
Cash and cash equivalents at the end of the period             $    38,029          $ 16,065          $ 25,642
                                                               -----------          --------          --------


          The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION:

           LIN Holdings Corp. ("Holdings") was formed on July 18, 1997. On the same date, LIN Acquisition Company ("LIN Acquisition") was formed as a wholly-owned subsidiary of Holdings to acquire LIN Television Corporation ("LIN Television" or the "Predecessor" prior to the Merger (as defined) and the "Company" following the Merger, pursuant to the Merger Agreement (as defined), see Note 2.)

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)



of LIN Television was approximately $1.7 billion. In addition, the Company refinanced $260.0 million of LIN Television's indebtedness and incurred acquisition costs of approximately $32.2 million.

           The Acquisition was funded by (i) $6.9 million of excess cash on the LIN Television balance sheet; (ii) $50.0 million aggregate principal amount of senior secured Tranche A term loans ("Tranche A Term Loans"); (iii) $120.0 million aggregate principal of senior secured Tranche B term loans ("Tranche B Term Loans"); (iv) $299.3 million of gross proceeds from the issuance of $300.0 million aggregate principal amount of 8 3/8% senior subordinated notes due 2008 ("Senior Subordinated Notes"); (v) $199.6 million of gross proceeds from the issuance by Holdings of $325.0 million aggregate principal amount at maturity of 10% senior discount notes due 2008, which proceeds were contributed by Holdings to the common equity of the Company; (vi) $815.5 million of proceeds of the GECC Note (as defined); and (vii) $558.1 million of common equity provided by affiliates of Hicks Muse, management and other co-investors to the equity of the corporate parents of Holdings, which in turn, through Holdings, contributed such amount to the common equity of the Company (collectively, the "Financings"). Such Senior Subordinated Notes and the Senior Discount Notes were subsequently registered with the Securities and Exchange Commission (the "SEC") pursuant to a Registration Statement filed on August 12, 1998.

           In connection with the Acquisition, Hicks Muse and NBC formed a television station joint venture (the "Joint Venture"). The Joint Venture consists of KXAS-TV, formerly LIN Television's Dallas-Fort Worth NBC affiliate, and KNSD-TV, formerly NBC's San Diego station. A wholly-owned subsidiary of NBC is the general partner of the Joint Venture (the "NBC General Partner") and NBC operates the stations owned by the Joint Venture. The NBC General Partner holds an approximate 80% equity interest and the Company holds an approximate 20% equity interest in the Joint Venture (see Note 7). General Electric Capital Corporation ("GECC") provided debt financing for the Joint Venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (the "GECC Note"). The Company expects that the interest payments on the GECC Note will be serviced solely by the cash flows of the Joint Venture.

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

           The Acquisition was accounted for as a purchase, accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired is allocated to intangible assets, primarily to FCC licenses, network affiliations and goodwill. The results of operations associated with the acquired assets and liabilities have been included in the accompanying statements from the date of acquisition on March 3, 1998 through September 30, 1998.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)



           The Acquisition is summarized as follows:


             Assets acquired and liabilities assumed (in thousands)

Working capital, including cash of  $9,185..... $   23,646
Property and equipment.........................    124,752
Other noncurrent assets........................     81,114
Intangible assets..............................  1,472,304
Deferred tax liability.........................   (523,549)
Other noncurrent liabilities...................     (1,908)
                                                ----------
Total acquisition.............................. $1,176,359
                                                ==========

           The following summarizes pro forma consolidated results of operations for the three and nine month periods ended September 30, 1998 and 1997, as if the Acquisition and the Joint Venture had taken place on January 1, 1997 (in thousands):

                             Three Months Ended September 30   Nine Months Ended September 30
                             -------------------------------   ------------------------------
                               1998                   1997       1998                  1997
                             ---------             ---------   ---------            ---------
Net Revenue................. $ 55,777              $ 49,587    $164,395             $146,376
Operating Income............    4,565                 3,116      18,582                3,985
Net Loss....................  (12,987)              (11,392)    (33,862)             (37,457)


           The pro forma results do not necessarily represent results that would have occurred if the Acquisition and Joint Venture had taken place on the dates indicated nor are they necessarily indicative of future operations.

           Later this year, the Company expects to acquire from AT&T Corporation ("AT&T") the assets of WOOD-TV and the LMA rights related to WOTV-TV (collectively, the "Grand Rapids Stations"), both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The Company currently provides services to the Grand Rapids Stations pursuant to a consulting agreement with AT&T. The total purchase price for the Grand Rapids Acquisition will be approximately $125.5 million, plus accretion of 8.0% which commenced on January 1, 1998. The Grand Rapids Acquisition is expected to be funded by $125.0 million of additional Tranche A Term Loans. For the fiscal year ended December 31, 1997, the Grand Rapids Stations generated net revenues and operating income of $28.4 million and $8.2 million, respectively. The historical and pro forma financial information provided above does not give effect to the Grand Rapids Acquisition.

NOTE 3 - RECENT DEVELOPMENTS:

           On July 7, 1998, Ranger Equity Holdings Corporation ("Ranger"), the indirect parent company of Holdings and the Company, and Chancellor Media Corporation ("Chancellor"), entered into an Agreement and Plan of Merger (the "Chancellor Merger Agreement"). Pursuant to the Chancellor Merger Agreement, Ranger will be merged with and into Chancellor ("Chancellor Merger"), with Chancellor continuing as the surviving corporation. Following the Chancellor Merger, Holdings will become a direct subsidiary of Ranger and the Company will become a indirect wholly owned subsidiary of Holdings. The Chancellor Merger is subject to regulatory and Ranger and Chancellor shareholder approval. In connection with the Chancellor Merger Agreement, the majority stockholder of Ranger has entered into a voting agreement whereby the approval of Ranger's Stockholders has been assured.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)



           On August 1, 1998, LIN Television of Texas, L.P. ("LIN Texas") and Southwest Sports Group, Inc., a Delaware corporation ("SSG") and an entity in which a partner of Hicks Muse has a substantial economic interest, entered into an Asset Purchase Agreement (the "SSG Agreement") pursuant to which LIN Texas will assign the purchase option on and sell the assets of KXTX-TV to SSG. In exchange, LIN Texas will receive 500,000 shares of SSG's Series A Convertible Preferred Stock, par value $100.00 per share ("SSG Preferred Stock"). Following the completion of the transactions contemplated by the SSG Agreement (expected by the end of this year), LIN Texas will be entitled to receive dividends at the per annum rate of 6% of par value prior to the payment by SSG of any dividend in respect of its common stock ("SSG Common Stock") or any other junior securities. At the option of SSG, dividends will be payable either in kind or in cash. LIN Texas will have the right, upon the earlier of (i) the third anniversary of the issuance of the SSG Preferred Stock and (ii) an initial public offering of SSG Common Stock, to convert its shares of SSG Preferred Stock into shares of SSG Common Stock at a conversion rate equal to the par value per share of the SSG Preferred Stock ( plus accrued and unpaid dividends thereon) divided by the fair market value per share of the SSG Common Stock. SSG will have the right, at its sole option, to redeem the SSG Preferred Stock at a par value (plus accrued and unpaid dividends thereon) at any time. The Company does not expect to realize a significant gain or loss as a result of this transaction.

           Subject to the terms of the SSG Agreement and the satisfaction of certain conditions, including the receipt of National Hockey League and Major League Baseball approvals and SSG's consummation of certain other business acquisitions, it is expected that the purchase option assignment and sale of KXTX-TV will be consummated by the end of 1998.

           Also, on August 1, 1998, LIN Texas and Southwest Sports Television Inc. ("SST"), an affiliate of SSG entered into a Sub-Programming Agreement pursuant to which SST renders certain services with respect to KXTX-TV in exchange for a management fee equal to the cash receipts of the station less operating and other expenses. For the quarter ending September 30, 1998, the management fee due to SST was $3.1 million.

NOTE 4 - RELATED PARTY TRANSACTIONS:

           In connection with the Acquisition, Holdings, the Company and certain of their respective affiliates (collectively, the "Clients") entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients have agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services to the Clients. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of Holdings and its subsidiaries for the then-current fiscal year. Upon the acquisition by Holdings and its subsidiaries of another entity or business, the fee shall be adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of Holdings and it subsidiaries. In no event shall the annual fee be less than $1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company and Holdings. In connection with the Chancellor Merger Agreement, Hicks Muse Partners has agreed to terminate the Monitoring and Oversight Agreement for a one-time cash payment of $11.0 million due at closing of the Chancellor Merger.

   In connection with the Acquisition, the Clients also entered into a ten-year agreement (the "Financial Advisory Agreement") with Hicks Muse Partners, pursuant to which Hicks Muse Partners received a financial advisory fee at the closing of the Acquisition as compensation for its services as financial advisor to the Clients in connection with the Acquisition. Hicks Muse Partners will receive a fee from LIN

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)



Television of $11.0 million in cash at the closing of the Chancellor Merger as compensation for its services as financial advisor to the Clients in connection with the Chancellor Merger. Following the Chancellor Merger, Hicks Muse Partners also will be entitled to receive a "market fee" for the services it provides in each subsequent transaction in which a Client (which shall not include Chancellor) is involved.

NOTE 5 - INTANGIBLE ASSETS:

           Intangible assets consisted of the following at (in thousands):

                                                Company          Predecessor
                                          September 30, 1998  Decembere 31, 1997
                                          ------------------  ------------------
FCC licenses and network affiliations...      $  807,029           $312,450
Goodwill................................         666,259            128,043
                                              ----------           --------
                                               1,473,288            440,493
Less accumulated amortization...........         (22,467)           (70,905)
                                              ----------           --------
                                              $1,450,821           $369,588
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

NOTE 6 - LONG-TERM DEBT:

           Long-term debt consisted of the following (in thousands):

                                                Company       Predecessor
                                             September 30,    December 31,
                                                 1998             1997
                                             -------------    ------------

Senior Credit Facilities....................   $ 170,000        $260,000
8 3/8% Senior Subordinated Notes due 2008...     299,324              --
                                               ---------        --------
Total  debt.................................   $ 469,324        $260,000

Less current portion........................      (7,742)             --
                                               ---------        --------
Total long-term debt........................   $ 461,582        $260,000
                                               =========        ========

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)



           Borrowings under the Senior Credit Facilities bear interest at a rate based, at the option of the Company, on an adjusted London interbank offered rate ("Adjusted LIBOR"), or the highest of the Agent's prime rates, a certificate of deposit rate plus 1.00%, or the Federal Funds effective rate plus 1/2 of 1.00% (the "Alternate Base Rate"), plus an incremental rate based on the Company's financial performance. At September 30, 1998, the interest rates on the $50 million Tranche A term loan and the $120 million Tranche B term loan were 6.88% and 7.38%, respectively, based on the Adjusted LIBOR. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.50%, based upon the Company's leverage ratio for that particular quarter on the unused portion of the loan commitment, in addition to annual agency and other administration fees.

           The obligations of the Company under the Senior Credit Facilities will be unconditionally and irrevocably guaranteed, jointly and severally, by Holdings and by each existing and subsequently acquired or organized subsidiary of the Company. In addition, substantially all of the assets of the Company and its subsidiaries are pledged as collateral against the performance of these obligations. Required principal repayments of amounts outstanding under the Senior Credit Facilities commence on December 31, 1998. The Company's ability to make additional borrowings under the Senior Credit Facilities is subject to compliance with certain financial covenants and other conditions set forth in the Senior Credit Facilities. As of September 30, 1998, the Company was in compliance with all covenants.

SENIOR SUBORDINATED NOTES

           On March 3, 1998, the Company issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 in a private placement for net proceeds of $290.3 million. Such Senior Subordinated Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly-owned subsidiaries of the Company. Interest on the Senior Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, commencing on September 1, 1998.

NOTE 7 - SUMMARIZED FINANCIAL INFORMATION OF THE JOINT VENTURE:

              The Company owns 20% of the Joint Venture and accounts for its interest using the equity method. The following presents the summarized financial information of the Joint Venture (dollars in thousands):

                                      Three Months     For the Period From
                                     Ended September     March 3 through
                                        30, 1998        September 30, 1998
                                     ---------------   -------------------
Net Revenues.......................     $ 30,023             $ 79,840
Operating Income...................        4,250               15,811
Net Loss...........................      (12,081)             (21,740)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)



NOTE 8 - INCOME TAXES:

           The provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to income
(loss) before income taxes due to the effects of state income taxes and certain expenses not deductible for tax purposes, primarily the amortization of goodwill. The current and deferred income taxes of the Company are calculated by applying Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" to the Company as if it were a separate taxpayer.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

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

           In July 1998, a stockholder derivative action was commenced in th4 Delaware Court of Chancery by a stockholder purporting to act on behalf of Chancellor Media (the "Chancellor/LIN Stockholder Lawsuit"). The defendants in the case include Hicks Muse, LIN Television and certain of Chancellor Media's directors. The plaintiff alleges that, among other things, (1) Hicks Muse allegedly caused Chancellor Media to pay too high of a price for LIN because Hicks Muse had allegedly paid too high of a price in the Hicks Muse LIN Acquisition, and (2) the transaction therefore allegedly constitutes a breach of fiduciary duty and a waste of corporate assets by Hicks Muse (which is alleged to control Chancellor Media) and the directors of Chancellor Media named as defendants. The plaintiff seeks to enjoin consummation or rescission of the transaction, compensatory damages, an order requiring that the directors named as defendants "carry out their fiduciary duties," and attorneys' fees and other costs.

           Plaintiff, defendants and Chancellor Media have agreed to settle the Chancellor/LIN Stockholder Lawsuit. Such settlement is subject to a number of conditions, including preparing and finalizing definitive documentation and approval by the court. Pursuant to this settlement, (1) Hicks Muse and it s affiliates agreed to vote all shares of Chancellor Media common stock that they control in favor of and opposed to the approval and adoption of the merger agreement in the same percentage as the order stockholders called for that purpose, and (2) Chancellor Media agreed to pay legal fees of $480,000 and documented expenses of up to $20,000. In connection with settlement discussions, Chancellor Media and

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)



LIN provided counsel for the plaintiff an opportunity to review and comment on the disclosure in this Joint Proxy Statement/Prospectus.

           In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation is likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 10 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

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

           In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for years beginning after December 15, 1997. SFAS 131 requires that a company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general-purpose financial statements. SFAS 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. Management does not believe the implementation of SFAS 131 will have a material impact on its consolidated financial statements.

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

           In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for years beginning after September 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. Management does not believe the implementation of SFAS 133 will have a material impact on its consolidated financial results.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



This Quarterly Report contains forward-looking statements that involve a number of risks and uncertainties. When used in this Quarterly Report on Form 10-Q the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forwarding-looking statements. These factors include, without limitation, competition from other local free over-the-air broadcast stations, acquisitions of additional broadcast properties, and future debt service obligations. Additional risk factors include, without limitation, substantial leverage; substantial restrictions and covenants; ranking of the notes and guarantees; structural subordination of LIN Holdings Corp.; encumbrances on assets to secure Senior Credit Facilities, obligations upon a change of control; control of LIN Holdings Corp. and LIN Television; potential conflicts of interest; dependence upon key personnel; dependence upon certain external factors; reliance on programming; certain affiliation agreements; impact of new technologies; lack of control over the Joint Venture; defaults under the GECC Note; renewal of FCC licenses; multiple ownership rules and effect on LMA's; fraudulent conveyance; original issue discount consequences of Senior Discount Notes and lack of public market for the new notes. These factors are more fully described in the Proxy Statement dated November 19, 1997, and other SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. LIN Television undertakes no obligations to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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



secured Tranche B term loans ("Tranche B Term Loans"); (iv) $299.3 million of gross proceeds from the issuance of $300.0 million aggregate PRINCIPAL amount of 8 3/8% senior subordinated notes due 2008 ("Senior Subordinated Notes"); (v) $199.6 million of gross proceeds from the issuance by LIN Holdings Corp. of $325.0 million aggregate principal amount at maturity of 10% senior discount notes due 2008 ("Senior Discount Notes"), which proceeds were contributed by LIN Holdings Corp. to the common equity of LIN Television; (vi) $815.5 million of proceeds of the GECC Note (as defined); and (vii) $558.1 million of common equity provided by affiliates of Hicks Muse, management and other co-investors to the equity of the corporate parents of LIN Holdings Corp., which in turn, through LIN Holdings Corp., contributed such amount to the common equity of LIN Television (collectively, the "Financings"). Such Senior Subordinated Notes and the Senior Discount Notes were subsequently registered with the Securities and Exchange Commission (the "SEC") pursuant to a Registration Statement filed on August 12, 1998.

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

           The GECC Note was issued by LIN Television of Texas, L.P., LIN Television's indirect wholly owned partnership ("LIN Texas"), which distributed the proceeds to LIN Television to finance a portion of the cost of the Acquisition. The obligations to GECC under the GECC Note were assumed by the Joint Venture and LIN Texas was simultaneously released from all obligations under the GECC Note. The GECC Note is not an obligation of LIN Holdings Corp., LIN Television, or any of their respective subsidiaries and is recourse only to the Joint Venture, LIN Television's equity interests therein and one of LIN Holdings Corp. two corporate parents pursuant to a guarantee.

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

On August 1, 1998, LIN Television of Texas, L.P. ("LIN Texas") and Southwest Sports Group, Inc., a Delaware corporation ("SSG") and an entity in which a partner of Hicks Muse has a substantial economic interest, entered into an Asset Purchase Agreement (the "SSG Agreement") pursuant to which LIN Texas will sell KXTX-TV to SSG. In exchange, LIN Texas will receive 500,000 shares of SSG's Series A

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED):



Convertible Preferred Stock, par value $100.00 per share ("SSG Preferred Stock"). LIN Texas will be entitled to receive dividends at the per annum rate of 6% of par value prior to the payment by SSG of any dividend in respect of its common stock ("SSG Common Stock") or any other junior securities. At the option of SSG, dividends will be payable either in kind or in cash. LIN Texas will have the right, upon the earlier of (i) the third anniversary of the issuance of the SSG Preferred Stock and (ii) an initial public offering of SSG Common Stock, to convert its shares of SSG Preferred Stock into shares of SSG Common Stock at a conversion rate equal to the par value per share of the SSG Preferred Stock (plus accrued and unpaid dividends thereon) divided by the fair market value per share of the SSG Common Stock. SSG will have the right, at its sole option, to redeem the SSG Preferred Stock at a par value (plus accrued and unpaid dividends thereon) at any time. The Company does not expect to realize a significant gain or loss as a result of this transaction.

           Subject to the terms of the SSG Agreement and the satisfaction of certain conditions, including the receipt of National Hockey League and Major League Baseball approvals and SSG's consummation of certain other business acquisitions, it is expected that the sale of KXTX-TV will be consummated by the end of 1998.

RESULTS OF OPERATIONS:

           Set forth below are the significant factors that contributed to the operating results of LIN Television for the three and nine month periods ended September 30, 1998 and 1997. LIN Televison's results of operations from period to period are not historically comparable because of the impact of the transactions described under "Recent Developments". Pro forma comparisons, assuming the acquisition of LIN Television and the formation of the joint venture with NBC had taken place on January 1, 1997, have been included where appropriate.

REVENUES:

           Total net revenues consist primarily of national and local time sales, net of sales adjustments and agency commissions, network compensation, barter revenues, revenues from the production of local commercials and sports programming, tower rental revenues, Local Weather Station revenues, and cable retransmission income. Total net revenues for the three and nine month periods ended September 30, 1998 decreased approximately 22% to $55.8 million and 18% to $177.6 million, respectively, compared to $71.9 million and $216.9 million for the same periods last year. The decreases were primarily due to the contribution of KXAS to the Joint Venture in connection with the Merger on March 3, 1998, offset in part by the recognition of approximately $1.9 million in insurance proceeds related to the KXTX tower loss. On a pro forma basis, net revenues for the three and nine month periods increased approximately 12% to $55.8 million and 12% to $164.3 million compared to $49.6 million and $146.4 million for the same periods last year.

           Approximately 79% and 83% of LIN Television's total net revenues for the three and nine month periods ended September 30, 1998, respectively, were derived from net advertising time sales compared to 85% and 86% in the same periods in the previous year. Net advertising revenues for the three and nine month periods ended September 30, 1998 decreased approximately 28% and 21% compared to the same periods in the prior year, primarily due to the contribution of KXAS to the Joint Venture in connection with the Merger on March 3, 1998. On a pro forma basis, for the three and nine month periods ended September 30, 1998, approximately 79% and 83% of LIN Television's total net revenues, respectively, were derived from net advertising time sales. Pro forma advertising revenue for the three and nine months ended September 30, 1998 increased approximately 7% to $44.1 million and 10% to $136.5 million,

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED):



respectively when compared to $41.3 and $123.7 million for the same periods in the prior year. The increase was due primarily to the continued improvement in the local economy in the markets in which WTNH-TV and KXAN-TV operate, and to the net advertising growth at the LMA stations. Additionally, the Company's CBS affiliated stations net advertising revenues include incremental revenues from broadcasting the 1998 Winter Olympics.

           Network revenue represents amounts paid to LIN Television for broadcasting network programming provided by CBS, NBC, and ABC. Network revenue for the three and nine months periods ended September 30, 1998 decreased approximately 41% to $2.7 million and 26% to $9.8 million, respectively, compared to $4.6 million and $13.2 million for the same periods in the prior year. The decrease was primarily due to the contribution of KXAS to the Joint Venture in connection with the Merger on March 3, 1998. On a pro forma basis, network revenue for the three and nine-month periods ended September 30, 1998 was relatively flat when compared to the same period in the prior year.

           Revenues from the Local Weather Station increased $0.2 million and $1.0 million for the three and nine month periods ended September 30, 1998, respectively, when compared to the same periods in the prior year. LIN Television provides Local Weather Stations to cable operators in all of its markets except New Haven-Hartford and Buffalo. LIN Television intends to provide this service to all markets in the future. On both an historical and pro forma basis Local Weather Station income increased for the nine month period as a result of the retroactive recognition of revenue with a cable operator in several of LIN Television's markets in the second quarter.

OPERATING EXPENSES:

           Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs, decreased 16% to $16.5 million and 14% to $48.4 million for the three and nine month periods ended September 30, 1998 compared to $19.6 million and $56.1 million for the same periods in the prior year. The decrease was primarily due to the contribution of KXAS to the Joint Venture in connection with the Merger on March 3, 1998. On a pro forma basis, direct operating expenses for the three and nine month periods ended September 30, 1998 increased 5% to $16.5 million and 3% to $46.1 million compared to $15.7 million and $44.8 million for the same periods in the prior year. The increase was due primarily to news expansion at stations in the Norfolk and Indianapolis markets. Maintaining strong local news programming is an integral part of the Company's operating strategy.

           Selling, general and administrative ("SG&A") expenses consist primarily of employee salaries and sales commissions, advertising and promotion expenses, and other expenses such as rent, utilities, insurance and other employee benefit costs. SG&A expenses decreased approximately 17% to $12.5 million and 14% to $42.5 million for the three and nine month periods ended September 30, 1998 compared to $15.1 million and $49.4 million for the same periods in the prior year. The decrease was primarily due to the contribution of KXAS to the Joint Venture in connection with the Merger on March 3, 1998. On a pro forma basis, SG&A expenses for the three and nine month periods ended September 30, 1998 increased 5% to $12.5 million and 3% to $39.8 million compared to $11.9 million and $38.6 million for the same periods last year. The increase was due primarily to sales commissions related to the continued growth in sales coupled with additional marketing and promotional efforts at the Company's LMA stations.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED):



           Total corporate expenses, which are comprised of costs associated with the centralized management of LIN Television's stations, increased $3.5 million and $3.9 million for the three and nine month periods ended September 30, 1998, compared to the same periods in the prior year. The increase was due primarily to fees paid to Hicks Muse pursuant to the Monitority and Oversight Agreement. Corporate expenses increased for the same reasons on a pro forma basis when compared to the same periods last year.

           Amortization of program rights reflects the expenses related to the acquisition of syndicated programming, features and specials. Amortization of program rights decreased approximately 20% to $3.2 million and 15% to $10.0 million for the three and nine month periods ended September 30, 1998, respectively, compared to $4.0 million and $11.7 million for the same periods in the prior year. The increase was primarily due to the contribution of KXAS to the Joint Venture in connection with the Merger on March 3, 1998. On a pro forma basis, amortization of program rights for the three and nine month periods ended September 30, 1998 decreased 9% to $3.2 million and 6% to $9.6 million, compared to $3.5 million and $10.2 million for the same periods in the prior year. This decrease was due primarily to a change in the syndicated/barter programming mix at WTNH-TV and syndicated film write-downs at stations WAND-TV and WBNE-TV.

           Depreciation and amortization of intangible assets increased
$7.4 million and $17.4 million for the three and nine month periods ended September 30, 1998 compared to the same periods in the prior year, primarily as a result of the acquisition of LIN Television on March 3, 1998. The excess of the purchase price over the estimated fair market value of the net tangible assets acquired was allocated to intangible assets, primarily to FCC licenses and network affiliations and goodwill. On a pro forma basis, depreciation and amortization of intangible assets remained relatively flat when compared to the same periods last year.

OPERATING INCOME:

           For the reasons discussed above, LIN Television reported a decrease in operating income of $20.6 million and $41.7 million for the three and nine month periods ended September 30, 1998, compared to the same periods in the prior year. On a pro forma basis, operating income increased $1.5 million to $4.6 million and $14.6 million to $18.6 million for the three and nine month period ended September 30, 1998, compared to $3.1 million and $4.0 million for the same periods in the prior year.

           LIN Television's interest expense increased approximately
$5.1 million and $11.1 million for the three and nine month periods ended September 30, 1998 compared to the same periods last year. The increase was a result of the new borrowings under the Senior Credit Facilities and the issuance of the Senior Subordinated Notes in connection with the Merger. In addition, LIN Holdings Corp. incurred $12.4 million of non-cash interest expense for the period from March 3, 1998 through September 30, 1998, due to the issuance of its Senior Discount Notes. On a pro forma basis, interest expense remained relatively flat when compared to the same periods last year.

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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED):

           LIN Television's provision for income taxes decreased approximately $5.2 million and $12.2 million for the three and nine month periods ended September 30,1998, compared to the same periods in the prior year. The increase was due to net operating losses, resulting from increased interest expense, offset by the change in LIN Television's effective annual tax rate as a result of a substantial increase in non-deductible amortization relating to intangible assets.

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

           LIN Television's principal source of funds is its operations and its Senior Credit Facilities. Net cash provided by operating activities for the nine months ended September 30, 1998 totaled $44.2 million compared to $61.7 million in the same period last year. The decrease is primarily due to the contribution of KXAS to the Joint Venture in connection with the Merger on March 3, 1998 offset partially by a reduction in the amounts paid for interest and income taxes. Net cash used in investing activities was $916.0 million for the nine months ended September 30, 1998, compared to $10.8 million for the same period in 1997, as a result of the acquisition of LIN Television in March 1998 partially offset by the . contribution of KXAS to the Joint Venture. Net cash provided by financing activities for the period ended September 30, 1998 was $917.8 million compared to $53.1 million of cash used in financing activities for the same period in the prior year. This fluctuation is due primarily to the issuance of the Senior Subordinated Notes by LIN Television, the issuance of the Senior Discount Notes by LIN Holdings Corp., and the equity contribution by Hicks Muse in connection with the Merger, partially offset by the principal payment of $260.0 million to retire the old debt.

           LIN Television presently has indebtedness outstanding of $170.0 million under the Senior Credit Facilities. The total cash financing required to consummate the Grand Rapids Acquisition is expected to be approximately $125.5 million and will be primarily funded by additional Tranche A term loans under the Senior Credit Facilities. In addition to debt service requirements under the Senior Credit Facilities, LIN Television is required to pay Senior Subordinated Notes on a semi-annual basis commencing on September 1, 1998. The Senior Discount Notes of LIN Holdings Corp. ("Holdings") do not require cash interest payments to be made until after March 1, 2003. Thereafter, cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing September 1, 2003. Interest payments on the Notes and interest payments and amortization with respect to the Senior Credit Facilities represent significant liquidity requirements for LIN Television and LIN Holdings Corp. The Senior Subordinated notes and Term Loans funded in connection with the Acquisition will require annual interest payments of approximately $25.1 million and $13.4 million, respectively. The Company and Holdings must remain in compliance with a series of financial covenants under the Senior Credit Facilities, the Senior Subordinated Notes, and the Senior Discount Notes. As of September 30, 1998, LIN Television and LIN Holdings Corp. were in compliance with all covenants. Assuming continued compliance with these financial covenants, LIN Television and LIN Holdings Corp. have available credit of approximately $175.0 million under the Senior Credit Facilities.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED):



           LIN Television's capital expenditures primarily include purchases of broadcasting equipment, studio equipment, vehicles and office equipment to improve the efficiency and quality of television broadcasting operations. LIN Television's capital expenditures for the first nine-months of 1998 were $7.4 million compared to $13.0 million for the same period in 1997. LIN Television has invested approximately $13.0 million to fully prepare its towers and transmitter buildings for the upcoming digital transition. LIN Television expects to spend approximately $22.0 million per year on capital expenditures in 1998 and 1999. After 1999, an additional $29.3 million will be required through 2002 to complete the transition to digital broadcasting. LIN Television anticipates that it will be able to meet its capital expenditure requirements with internally generated funds and borrowings under the Senior Credit Facilities.

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

           LIN Holdings Corp. is a holding company whose only material asset is the capital stock of LIN Television Corporation. LIN Holdings Corp. does not have any business (other than in connection with its ownership of the capital stock of LIN Television and the performance of its obligations with respect to the Senior Discount Notes and the Senior Credit Facilities) and will depend on the distributions from LIN Television to meet its debt service obligations, including, without limitation, interest and principal obligations with respect to the Senior Discount Notes. Because of the substantial leverage of LIN Television, and the dependence of LIN Holdings Corp. upon the operating performance of LIN Television to generate distributions to LIN Holdings Corp. with respect to LIN Television's common stock, there can be no assurance that LIN Holdings Corp. will have adequate funds to fulfill its obligations with respect to the Senior Discount Notes. In addition, the Credit Agreement, the Senior Subordinated Notes Indenture and applicable federal and state law will impose restrictions on the payment of dividends and the making of loans by LIN Television to LIN Holdings Corp.

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

YEAR 2000 ISSUE:

           Some of Company's older computer programs were written using two digits rather than four digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using
"00" as the year 1900 rather than the year 2000. This could cause system failures or miscalculations in the next millennium,causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

           The Company recognizes the importance of the Year 2000 issue and is taking a proactive approach intended to facilitate an appropriate transition into the Year 2000. The Company has implemented a project team utilizing both internal and external resources to develop its Year 2000 initiative, which may, as necessary, involve upgrading or replacing affected computer systems, software and equipment with embedded chips, and preparing contingency and disaster recovery plans.

           A Company-wide assessment of systems and operations has identified any information technology and non-information technology systems (including equipment with embedded chips) that do not properly recognize dates after December 31, 1999. The project team has developed a plan to assess, remediate, test, and, sufficiently in advance of the Year 2000, ascertain that the systems of the Company that are critical to the Company's operations will properly recognize such dates. Areas of concern that are being addressed include possible service interruptions in satellite feeds providing news, weather and syndicated shows for broadcast; potential failure of equipment with embedded chips including master clocks, studio equipment, master control automation systems, transmission equipment; and telephone, security and environmental control systems.

           The Company will incur capital expenditures and internal staff costs related to this initiative. Total incremental expenses, including depreciation and amortization of bringing current systems into compliance, writing off existing non-compliant systems, and capital replacements, have not had a material impact on the Company's financial condition to date and are not at present, based on known facts, expected to have a material impact on the Company's financial condition. The Company estimates the total potential costs of remediation to be approximately $0.3 million and that approximately $50,000.00 has been incurred to date. The Company estimates that if current planned software upgrades with certain non-information technology systems are not implemented prior to January 1, 2000, the cost to the Company would be as much as $0.5 million per year.

           The Company has developed, in the ordinary course of business, a contingency plan to address system failures that are critical to conduct its business. Such plans include the increase in overtime salaries, and or the increase in personnel needed to operate the systems that would ordinarily be operated by computer. The Company believes that its contingency plans would adequately address any potential Year 2000 related system failures.

The Company has initiated a formal communication program with its significant vendors to determine the extent to which the Company is vulnerable to those third parties who fail to remediate their

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED):



own Year 2000 non-compliance. Based on the information currently available, the Company is not aware of any likely third party Year 2000 non-compliance by the Company or its vendors or customers that will materially affect the Company's business operations; however, the Company does not control the systems of other companies, and cannot assure that such systems will be timely converted and, if not converted, would not have an adverse effect on the Company's business operations. Furthermore, no assurance can be given at this time that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance by the Company, its vendors or customers will not have a material adverse effect on the Company's financial condition.

INFLATION:

           LIN Television believes that its businesses are affected by inflation to an extent no greater than other businesses generally.

RECENTLY-ISSUED ACCOUNTING STANDARDS:

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

           In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for years beginning after December 15, 1997. SFAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. Statement 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. Management does not believe the implementation of SFAS 131 will have a material impact on its consolidated financial statements.

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

           In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for years beginning after September 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. Management does not believe the implementation of SFAS 133 will have a material impact on its consolidated financial results.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS:



           As previously reported, LIN Television Corporation ("LIN Television") was named as a defendant in four lawsuits regarding the then proposed merger of LIN Television with LIN Holdings Corp. The plaintiffs in each of these actions have agreed to an indefinite extension of time for each of the defendants served to respond to the respective complaints. No discovery has taken place.

           In July 1998, a stockholder derivative action was commenced in th4 Delaware Court of Chancery by a stockholder purporting to act on behalf of Chancellor Media (the "Chancellor/LIN Stockholder Lawsuit"). The defendants in the case include Hicks Muse, LIN Television and certain of Chancellor Media's directors. The plaintiff alleges that, among other things, (1) Hicks Muse allegedly caused Chancellor Media to pay too high of a price for LIN because Hicks Muse had allegedly paid too high of a price in the Hicks Muse LIN Acquisition, and (2) the transaction therefore allegedly constitutes a breach of fiduciary duty and a waste of corporate assets by Hicks Muse (which is alleged to control Chancellor Media) and the directors of Chancellor Media named as defendants. The plaintiff seeks to enjoin consummation or rescission of the transaction, compensatory damages, an order requiring that the directors named as defendants "carry out their fiduciary duties," and attorneys' fees and other costs.

           Plaintiff, defendants and Chancellor Media have agreed to settle the Chancellor/LIN Stockholder Lawsuit. Such settlement is subject to a number of conditions, including preparing and finalizing definitive documentation and approval by the court. Pursuant to this settlement, (1) Hicks Muse and it s affiliates agreed to vote all shares of Chancellor Media common stock that they control in favor of and opposed to the approval and adoption of the merger agreement in the same percentage as the order stockholders called for that purpose, and (2) Chancellor Media agreed to pay legal fees of $480,000 and documented expenses of up to $20,000. In connection with settlement discussions, Chancellor Media and LIN provided counsel for the plaintiff an opportunity to review and comment on the disclosure in this Joint Proxy Statement/Prospectus.

           In addition, LIN Television currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of LIN Television's management, none of such litigation is likely to have a material adverse effect on LIN Television's financial condition, results of operations or cash flows.

PART II. OTHER INFORMATION
ITEM 5.  CONTINGENT MATTERS:

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

           The following is a brief discussion of certain provisions of the Communications Act of 1934, as amended (the "Communications Act"), and of FCC regulations and policies that affect the business operations of television broadcasting stations. Reference should be made to the Communications Act, FCC rules, and FCC public notices and rulings, on which this discussion is based, for further information concerning the nature and extent of FCC regulation of television broadcasting stations.

The Telecommunications Act of 1996 (the "Act"), signed into law on February 8, 1996, made various changes in the Communications Act that will affect the broadcast industry. Among other things and in addition to matters previously mentioned, the Act (i) directs the FCC to increase the national audience

PART II. OTHER INFORMATION
ITEM 5.  CONTINGENT MATTERS:



reach cap for television from 25% to 35% and to eliminate the 12-station numerical limit; (ii) directs the FCC to review its local broadcast ownership restrictions; (iii) states that, in general, existing LMAs in compliance with applicable FCC regulations are "grandfathered", and that future LMAs are not inconsistent with the Act so long as they comply with applicable FCC regulations; (iv) directs the FCC to extend its liberal policy of permitting waivers of its television/radio cross-ownership restriction to proposed combinations in the top 50 markets; (v) lifts the statutory ban on cable-broadcast cross-ownership but does not direct the FCC to eliminate its parallel FCC rule prohibition; (vi) repeals the statutory ban against telephone companies providing video programming in their own service areas; and (vii) permits but does not require the FCC to award to broadcasters a third channel for digital television or Advanced Television ("ATV") and other digital services and imposes a fee on subscription based services.

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

           ATV will improve the technical quality of over-the-air broadcast television and enable broadcasters to offer a wide variety of new services, including high-definition television, multiple standard definition channels, subscription services and data transmission. It may also result in reduced service areas for some stations and interference to existing operations during the initial transitional period. The FCC has granted an ATV license to each commercial broadcast station to operate on a third channel during a transitional period, until the year 2006, after which, absent extensions, either the analog or digital channel must be returned to the government. ATV facilities sufficient to cover each station's community of license must be constructed by May 1, 1999, for stations in the top ten markets affiliated with the four major networks, by November 1, 1999 for all other commercial stations in the top thirty markets, and by May 1, 2002 for all other commercial stations. Exceptions to the deadlines will be granted for various factors beyond the licensee's control. The FCC issued final digital channel assignments on February 18, 1998.

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

           Implementation of ATV will impose additional costs on television stations providing the new service due to increased equipment costs. LIN Television estimates that the adoption of ATV would require average capital and operating expenditures of approximately $2 million per station to provide facilities necessary to pass along an ATV signal transmitted by a network with which a station is affiliated. The conversion of a station's equipment enabling it, for example, to produce and transmit its own digital or ATV programming, will be substantially more expensive. The introduction of this new technology will require that consumers purchase new receivers (television sets) for ATV signals, or, if available by that time, adapters for their existing receivers. The FCC has also proposed to assign to full-power ATV stations the channels in the radio band currently occupied by LPTVs and the FCC has

PART II. OTHER INFORMATION
ITEM 5.  CONTINGENT MATTERS (CONTINUED):



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

           The FCC has initiated rulemaking proceedings to consider proposals to relax its television ownership restrictions, including proposals that would permit the ownership, in some circumstances, of two television stations with overlapping service areas and relaxing the rules prohibiting cross-ownership of audio and television stations in the same market. The FCC is also considering in these proceedings whether to adopt new restrictions on television LMAs. The "duopoly" rules currently prevent LIN Television from acquiring the FCC licenses of its LMA stations, thereby preventing LIN Television from directly fulfilling its obligations under put options that such LMA stations have with LIN Television. If LIN Television should be unable to fulfill its obligation under a put option, it could be required to find an assignee who could perform such obligation. There is no assurance that LIN Television could find an assignee to fulfill the company's obligations under the put options on favorable terms. Under the Act, LIN Television's LMAs were "grandfathered". The precise extent to which the FCC may nevertheless restrict existing LMAs or make them attributable ownership interests is uncertain. In the rulemakings, the FCC has proposed, for example, to make LMAs fully attributable ownership interests and thus prohibited unless the two stations would qualify for dual ownership under certain specified criteria (e.g., VHF-UHF or UHF-UHF combinations; third station is a start-up, failed or failing station) on a case-by-case basis. "Grandfathering" rights for current LMAs which do not qualify for conversion to ownership would be limited to fulfilling the current lease term, with renewal rights and transferability rights eliminated. LIN Television `s LMAs all involve UHF stations which were either start-up stations or were failing financially and would appear to qualify for conversion to ownership under the proposed standards. Nevertheless, it is possible that the FCC could deny LIN Television the ability to convert its LMAs to full ownership or require LIN Television to modify its LMAs in ways which impair their viability. Further, if the FCC were to find that one of LIN Television's LMA stations failed to maintain control over its operations, the licensee of the LMA station and/or LIN Television could be fined. LIN Television is unable to predict the ultimate outcome of possible changes to these FCC rules and the impact such FCC rules may have on its broadcasting operations.

           In accordance with FCC rules, regulations and policies, all of LIN Television's LMAs allow preemptions of the company's programming by the owner-operator and FCC licensee of each station with which LIN Television has an LMA. Accordingly, LIN Television cannot be assured that it will be able to

PART II. OTHER INFORMATION
ITEM 5.  CONTINGENT MATTERS (CONTINUED):



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

           The Commission also initiated a proceeding this year looking toward revision or repeal of other cross-ownership rules, including those restricting ownership of broadcast stations and newspapers in the same marked and cable systems and broadcast stations in the same market.

           LIN Television cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

           27.1 Financial Data Schedule for LIN Holdings Corp. for nine months ending September 30, 1998

           27.2 Financial Data Schedule for LIN Television Corp. for nine months ending September 30, 1998

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


LIN HOLDINGS CORPORATION                    LIN TELEVISION CORPORATION
      (Registrant)                                 (Registrant)





DATED: NOVEMBER 15, 1998                    /s/ Peter E. Maloney
                                            --------------------------
                                            Peter E. Maloney
                                            Vice President of Finance