Form 10-K405
period 1998-12-31
LIN HOLDINGS CORP; LIN TELEVISION CORP
filed 1999-03-31
CIK 1062707, 931058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_______________to_______________


Commission File Number: 333-54003-06           Commission File Number:000-25206

       LIN HOLDINGS CORP.                         LIN TELEVISION CORPORATION
--------------------------------              ----------------------------------
 (Exact name of registrant as                   (Exact name of registrant as
   specified in its charter)                      specified in its charter)


         DELAWARE                                           DELAWARE
--------------------------------              ----------------------------------
(State or other jurisdiction of                 (State or other jurisdiction of
incorporation or organization)                   incorporation or organization)


        75-2733097                                      13-3581627
------------------------------------        ------------------------------------
(I.R.S. Employer Identification No.)        (I.R.S. Employer Identification No.)


         ONE RICHMOND SQUARE, SUITE 230E, PROVIDENCE, RHODE ISLAND   02906
         -----------------------------------------------------------------
               (Address of principal executive offices)          (Zip Code)


                                 (401) 454-2880
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form. [X]

As of March 1, 1999, 1000 shares of common stock, par value $0.01 per share, of LIN Holdings Corp. were outstanding. As of such date, there was no public market for such common stock.

As of March 1, 1999, 1000 shares of common stock, par value $0.01 per share, of LIN Television Corporation were outstanding. As of such date, there was no public market for such common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE
                   ------------------------------------------
                   No documents are incorporated by reference

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.      Business......................................................   1
Item 2.      Properties....................................................  23
Item 3.      Legal Proceedings.............................................  23
Item 4.      Submission of Matters to a Vote of Security Holders...........  24

                                  PART II

Item 5.      Market for Registrant's Common Equity and Related
                Stockholders Matters.......................................  24
Item 6.      Selected Financial Data.......................................  24
Item 7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................  26
Item 7A.     Quantitative and Qualitative Disclosures About
                Market Risk ...............................................  34
Item 8.      Financial Statements and Supplementary Data...................  35
Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................  87

                                 PART III

Item 10.     Directors and Executive Officers of the Registrant............  87
Item 11.     Executive Compensation........................................  90
Item 12.     Security Ownership of Certain Beneficial Owners
                and Management.............................................  94
Item 13.     Certain Relationships and Related Transactions................  94

                                  PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K................................................  96
Schedule 1.  LIN Holdings Corp. Condensed Financial Information of the
                Registrant.................................................  F1
Schedule 2.  LIN Holdings Corp. Valuation and Qualifying Accounts..........  F5

PART I

ITEM 1: BUSINESS

GENERAL

         LIN Holdings Corp. ("LIN Holdings") and its subsidiaries, including LIN Television Corporation ("LIN Television"), (and together with its subsidiaries, the "Company"), have been engaged in commercial television broadcasting since 1966. LIN Holdings, a Delaware corporation incorporated in July of 1997, is a holding company which conducts all of its operations through its subsidiaries. LIN Television is a Delaware corporation incorporated in June of 1990. The principal executive offices of both companies are located at One Richmond Square, Suite 230E, Providence, Rhode Island, 02906 and the telephone number for each is (401) 454-2880. LIN Holdings is an indirect wholly-owned subsidiary of Ranger Equity Holdings Corporation ("Ranger"), which is a holding company controlled by Hicks, Muse, Tate and Furst Incorporated ("Hicks, Muse").

         The Company is a television station group operator in the United States that owns and operates seven network-affiliated television stations and has an agreement to purchase an eighth (WOOD-TV). Additionally, the Company has local marketing agreements ("LMAs"), under which it programs four other stations in the markets in which it operates. The Company has agreements to dispose of one LMA (KXTX-TV), and to acquire another (WOTV-TV). An LMA is a programming agreement between two separately owned television stations serving a common service area, under which the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee's station, subject to ultimate editorial and other controls being exercised by the later licensee, and sells advertising time during those programming segments. Seven of the Company's stations are in the top 50 of the November 1998 designated market area ("DMA") rankings of the Nielsen Station Index. The Nielsen rankings rank geographically defined television markets in the United States by size according to various factors based upon actual or potential audience. The Company's top 50 DMAs include Indianapolis, Indiana; New Haven-Hartford, Connecticut; Buffalo, New York; Norfolk-Portsmouth, Virginia; and Dallas-Fort Worth, Texas. These stations have an aggregate United States household reach of approximately 6.3%.

         The Company's television station portfolio (the "Stations") is well diversified in terms of network affiliations, geographic coverage, net revenues and cash flow. The Company owns and operates, or has agreements to purchase, three CBS affiliates, three NBC affiliates and two ABC affiliates (collectively, the "LIN Core Stations"). The Company also programs four additional network-affiliated television stations pursuant to LMAs (the "LIN LMA Stations"). Additionally, the Company holds an approximate 20% equity interest in a joint venture with NBC (the "Joint Venture"). The Joint Venture consists of KXAS-TV, an NBC affiliate station in Dallas-Fort Worth, and KNSD-TV, an NBC affiliate in San Diego, California. NBC operates the stations owned by the Joint Venture pursuant to a management agreement. The Company is also the owner and operator of 21 low-power broadcast stations.

         The following table provides information regarding the station and other programming outlets owned and / or programmed, or under agreement to be acquired or disposed of, by the Company including the stations owned by the Joint Venture as of December 31, 1998.

                              TELEVISION STATIONS

                                                           FCC                                                           No. of
                                                         Licence                         Station       DMA      % of    Commercial
                                                       Expiration                         rank       TVHH (in    DMA    Stations in
          Market                Status     Channel        Date     Network Affiliation   in DMA(5)   000s)(6)  TVHH(10)   DMA (7)
--------------------------      ------     -------     ---------- ---------------------  ---------   --------- -------- -----------
                                                                             Expiration
                                                                  Network      Date(9)                                   VHF  UHF
                                                                  -------    ----------                                  ---  ---
Indianapolis, IN
     WISH-TV                      O&O(1)    8 (VHF)       8/1/05    CBS      11/15/2004     25     955,800      0.98%     4    7
     WIIH-LP (Satellite)          O&O      11 (VHF)       8/1/05    CBS
     Local Weather Station        O&O         Cable                 n/a
New Haven-Hartford, CT
     WTNH-TV                      O&O       8 (VHF)       4/1/99    ABC        9/4/2005     27     909,930      0.93%     2    5
     WBNE-TV                      LMA(2)   59 (UHF)       4/1/99     WB         Note 11
Norfolk-Portsmouth, VA
     WAVY-TV                      O&O      10 (VHF)      10/1/04    NBC      12/31/2010     40     643,810      0.66%     3    4
     WVBT-TV                      LMA      43 (UHF)      10/1/04    FOX       8/31/2008
Buffalo, NY
     WIVB-TV                      O&O       4 (VHF)       6/1/99    CBS       7/31/1999     42     627,020      0.64%     3    2
Austin, TX
     KXAN-TV                      O&O      36 (UHF)       8/1/06    NBC      12/31/2010     60     470,970      0.48%     1    4
     KXAM-TV (Satellite)(8)       O&O      14 (UHF)       8/1/06    NBC
     KNVA-TV                      LMA      54 (UHF)       8/1/06     WB         Note 11
     Low Power Television
       Station(4)                 O&O         Various               IND(3)
     Local Weather Station        O&O         Cable                 n/a
Decatur-Champaign, IL
     WAND-TV                      O&O      17 (UHF)      12/1/05    ABC      12/31/2005     82     335,130      0.34%     1    5
     Local Weather Station        O&O         Cable                 n/a
Fort Wayne, IN
     WANE-TV                      O&O      15 (UHF)       8/1/05    CBS      12/31/2005    103     246,470      0.25%     4
     Local Weather Station        O&O         Cable                 n/a
----------------------------------------------------------------------------------------------------------------------------------
                                                          Pending Disposition
----------------------------------------------------------------------------------------------------------------------------------
Dallas-Fort Worth, TX
     KXTX-TV                      LMA      39 (UHF)       8/1/06    IND             n/a      7   1,959,680      2.00%     4    9
----------------------------------------------------------------------------------------------------------------------------------
                                                          Pending Acquisition
----------------------------------------------------------------------------------------------------------------------------------
Grand Rapids-Kalamazoo-Battle
Creek, MI
     WOOD-TV                       CS       8 (VHF)      10/1/05    NBC      12/31/2010     38     666,860      0.68%     3    5
     WOTV-TV                       CS      41 (UHF)      10/1/05    AB         9/4/2005
----------------------------------------------------------------------------------------------------------------------------------
                                                            NBC Joint Venture
----------------------------------------------------------------------------------------------------------------------------------
Dallas-Fort Worth, TX
     KXAS-TV                       JV       8 (VHF)                 NBC                      7   1,959,680      2.00%     4    9
San Diego, CA
     KNSD-TV                       JV      26 (UHF)                 NBC                     26     945,170      0.96%     2    4

1)   "O&O" refers to stations owned and operated by LIN Television.

2) "LMA" refers to a station to which the Company provides services under a local market agreement.

3)   "IND" refers to stations without any network affiliation.

4) Low Power Television Stations ("LPTVs") and satellite broadcasting facilities provide simultaneous broadcasting of the network programming of the station serving the same market, unless a different network affiliation for the LPTV is indicated.

5) Rankings are based on the relative size of a station's market among the 210 generally recognized television markets in the United States. Source:
     Nielsen Station Index DMA Market Rankings, November, 1998, A.C. Neilson Company.

6)   Estimated Television Households ("TVHH") in each station's DMA market.
     Source: Nielsen Station Index DMA Market Rankings, November, 1998, A.C. Neilson Company.

7) The number of stations in a market excludes LPTVs and satellite broadcasting facilities.

8) Station KXAM-TV, Channel 14 in Llano, Texas, is operated as a satellite station of KXAN-TV to increase audience share.

9) Network affiliation contracts are generally renewable by their terms for successive periods (unless notice of termination is provided in advance of its expiration date).

10) There are approximately 97,957,240 TVHH's in the top 210 DMA defined television markets as of 1998. Source: Nielsen Station Index DMA Market Rankings, November, 1998, A.C. Neilson Company.

11) The term of the WB Television Network affiliation agreement with WBNE and KNVA is open-ended with a 60 day notice of termination clause to either party.

--------------------------------------------------------------------------------

COMPLETED TRANSACTIONS

         Hicks, Muse, Tate and Furst Acquisition. LIN Holdings and LIN Acquisition Corporation, two newly formed affiliates of Hicks Muse, entered into an Agreement and Plan of Merger with LIN Television on August 12, 1997 (as amended, the "Merger Agreement"). Pursuant to, and upon the terms and conditions of, the Merger Agreement, LIN Holdings acquired LIN Television (the "Acquisition") on March 3, 1998 by merging LIN Acquisition, its wholly-owned subsidiary, with and into LIN Television (the "Merger"), with LIN Television surviving the merger and becoming a direct, wholly-owned subsidiary of LIN Holdings. The total purchase price for the common equity of LIN Television was approximately $1.7 billion. In addition, the Company refinanced $260.2 million of LIN Television's indebtedness and incurred acquisition costs of approximately $32.2 million.

         NBC Joint Venture. In connection with the Acquisition, LIN Television and NBC formed the Joint Venture. The Joint Venture consists of KXAS-TV, formerly LIN Television's Dallas-Fort Worth NBC affiliate, and KNSD-TV, formerly NBC's San Diego station. A wholly-owned subsidiary of NBC is the general partner of the Joint Venture (the "NBC General Partner") and NBC operates the stations owned by the Joint Venture. The NBC General Partner holds an approximate 80% equity interest and LIN Television holds an approximate 20% equity interest in the Joint Venture (see Note 5 of Notes to Consolidated Financial Statements). General Electric Capital Corporation ("GECC") provided debt financing for the Joint Venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (the "GECC Note"). LIN Television expects that the interest payments on the GECC Note will be serviced solely by the cash flow of the Joint Venture.

PENDING TRANSACTIONS

         LIN Merger Termination. On July 7, 1998, Chancellor Media Corporation ("Chancellor") entered into a merger agreement (the "Chancellor Merger Agreement") with Ranger to acquire Ranger in a stock for stock transaction (the "Chancellor Merger"). On March 14, 1999, the Boards of Directors of Chancellor and Ranger, agreed to terminate the Chancellor Merger Agreement. Additionally, Chancellor's Board of Directors approved the assignment of the agreements to acquire Petry Media Corporation, a leading television representation firm, and Pegasus Broadcasting of San Juan, L.L.C., a television broadcasting company that owns a television station in Puerto Rico, to the Company. The assignment of the agreements relating to the purchase of Petry Media Corporation and Pegasus Broadcasting are subject to negotiation of definitive documentation, third-party approval and various other conditions, including governmental approvals, and, accordingly, there can be no assurance that such transactions will be completed by the Company.

         WOOD and WOTV. On August 12, 1997, LIN Television signed an asset purchase agreement with AT&T Corporation ("AT&T") for the assets of WOOD-TV and the LMA rights related to WOTV-TV (collectively, the "Grand Rapids Stations"), both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). LIN Television currently provides services to the Grand Rapids Stations pursuant to a consulting agreement with AT&T. The total purchase price for the Grand Rapids Acquisition will be approximately $125.5 million in cash, plus accretion of 8.0% which commenced on January 1, 1998. The Grand Rapids Acquisition is expected to be funded by approximately $125.0 million of additional borrowings under the Senior Credit Facilities. The sale is subject to and awaiting approval of the Federal Communication Commission ("FCC").

         KXTX-TV Disposition. On August 1, 1998, LIN Television of Texas, L.P., a subsidiary of LIN Television ("LIN Texas"), and Southwest Sports Group, Inc. ("SSG"), a Delaware corporation and an entity in which a partner of Hicks Muse has a substantial economic interest, entered into an Asset Purchase Agreement (the "SSG Agreement") pursuant to which LIN Texas will assign its purchase option and LMA rights on KXTX-TV and sell certain assets and liabilities of KXTX-TV to SSG. In exchange, LIN Texas will receive 500,000 shares of SSG's Series A Convertible Preferred Stock, par value $100.00 per share ("SSG Preferred Stock"). Following the completion of the transactions contemplated by the SSG Agreement, LIN Texas will be entitled to receive dividends (which accrue from and after January 1, 1999) at the per annum rate of 6% of par value prior to the payment by SSG of any dividend in respect of its common stock or any other junior securities.

         At the option of SSG, dividends will be payable either in kind or in cash. LIN Texas will have the right, upon the earlier of (i) the third anniversary of the issuance of the SSG Preferred Stock and (ii) an initial public offering of SSG common stock, to convert its shares of SSG Preferred Stock into shares of SSG common stock at a conversion rate equal to the par value per share of the SSG Preferred Stock (plus accrued and unpaid dividends thereon) divided by the fair market value per share of the SSG common stock. SSG will have the right, at its sole option, to redeem the SSG Preferred Stock at par value (plus accrued and unpaid dividends thereon) at any time. The Company does not expect to realize a significant gain or loss as a result of this transaction.

         Subject to the terms of the SSG Agreement and the satisfaction of certain conditions, including the receipt of National Hockey League and Major League Baseball approvals and SSG's consummation of certain other business acquisitions, it is expected that the sale of KXTX-TV will be consummated by the end of second quarter of 1999.

         Also, on August 1, 1998, LIN Texas and Southwest Sports Television Inc. ("SST"), an affiliate of SSG, entered into a Sub-Programming Agreement pursuant to which SST renders certain services with respect to KXTX-TV in exchange for a management fee equal to the cash receipts of the station less operating and other expenses. For 1998, the management fee expense was $8.0 million, $4.2 million of which remained payable as of December 31, 1998.

         Affiliation change of WVBT-TV. LIN Television's LMA affiliate in Virginia Beach, Virginia, WVBT-TV, switched its network affiliation from the WB Network to Fox effective September, 1998.

FINANCING TRANSACTIONS

- On March 3, 1998, the Company entered into a credit agreement (the "Credit Agreement") with the Chase Manhattan Bank, as administrative agent (the "Agent"), and the lenders named therein. Under the Credit Agreement, the Company established a $295 million term loan facility, a $50 million revolving facility, and a $225 million incremental term loan (collectively, the "Senior Credit Facilities").

- On March 3, 1998, LIN Television issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") for net proceeds of $290.3 million. The net proceeds were used to finance a portion of the Acquisition.

- On March 3, 1998, LIN Holdings issued $325 million aggregate principal amount of 10% Senior Discount Notes due 2008 (the "Senior Discount Notes" and together with the Senior Subordinated Notes, the "Notes") for net proceeds of $192.6 million. The net proceeds were used to finance a portion of the Acquisition.

COMPANY STRATEGY

         The Company's business strategy is to maximize its Broadcast Cash Flow, which is defined as operating income plus corporate expenses, depreciation and amortization, including both tangible and intangible assets and program rights and other non-cash items, less payments for program rights ("BCF"), through both revenue growth and the implementation of effective cost controls. To achieve these goals, the Company seeks, among other things, to:

         Maximize Revenue Shares. From 1993 to 1998, the Company increased its broadcast television advertising revenue market share from 22.8% to 25.9%, assuming the acquisitions of WIVB-TV and WTNH-TV occurred on January 1, 1993, by targeting audiences with favorable demographic profiles, creating auxiliary revenue streams and cultivating strong network affiliations.

         The Company attempts to maximize each station's revenue share through a quarterly "entitlement review process." This process involves the benchmarking of each station's advertising revenues against an index which weighs various demographic attributes according to their relative advertising revenue value. As a result of the entitlement review process, the Company's revenue shares typically outperform its audience shares.

         The Company's revenue shares also benefit from long-term affiliations with its three core networks--CBS, NBC and ABC--which provide the Company's television stations affiliated with these networks with competitive programming, including coverage of political events and high profile sporting events such as the Olympic Games, Super Bowl and NCAA Men's Basketball Tournament. The Company also has stations affiliated with Fox and Warner Brothers ("WB"), which further enhances its ability to grow its revenue shares through access to their competitive programming.

         Emphasize Leading Local News. The LIN Core Stations are ranked number one or two in late news in all but the Company's smallest market. Management believes that a successful news operation is critical to the success of a television station because news audiences generally have the best demographic profiles from an advertising sales perspective. In addition, news programming:

- enables the Company to purchase less syndicated programming and thereby maintain tight control over programming costs;

-    serves as a strong lead-in to other programming; and

- fosters a high profile in the local community, which is critical to maximizing local advertising sales.

          The Company has increased the hours of news programming produced per week from 81 hours in 1989 to 232 hours in 1998 on a pro forma basis.

         Execute a Multi-Channel Strategy. The Company's management was one of the pioneers of the "multi-channel strategy," which involves the combination of an owned and operated television station with an LMA station and/or a Local Weather Station in the same market. Management has pursued this strategy in all but one of the Company's markets. Execution of the multi-channel strategy has been a factor in the Company's ability to generate incremental cash flow. The advantages of the multi-channel strategy are:

\

-    the ability to capitalize on management's expertise;

-    additional advertising inventory in each market;

-    greater programming flexibility;

- enhanced ability to leverage fixed operating costs over a larger revenue base;

- improved negotiating positions with respect to suppliers of syndicated programming, advertisers and the networks;

-    increased share of actual viewers;

-    the opportunity to affiliate with the emerging networks; and

-    enhanced opportunities for cross promotion.

         Control Costs. In addition to concentrating on maximizing advertising revenues in its local markets, management focuses on controlling costs to maximize BCF. In many markets, the Company operates with fewer personnel than its competitors. In addition, management typically buys syndicated programming on a company-wide basis and performs detailed profitability analyses for all programming purchases. As a result, management believes that the Company's margins are among the highest in the industry for stations in markets of comparable size.

         Pursue Selective Acquisitions. The Company intends to pursue selective acquisitions of television stations with the goal of improving their operating performance by applying management's business strategy. Targeted stations generally will share many of the following characteristics:

-    attractive acquisition terms;

- opportunities to implement effective cost controls and to be accretive on an after-tax cash flow basis;

- opportunities for increased audience share through improved newscasts and programming; and

- market locations that are projected to have attractive growth in advertising revenues. The Company intends to primarily target network-affiliated stations located in the 50 largest DMAs and target stations that typically have established audiences for their news, sports and entertainment programming.

         Invest in Digital Technology. Management believes that the Company, having recently initiated digital operations in Indianapolis and New Haven, is well positioned for the transition to digital broadcasting. The Company is among the first television broadcasters in the United States to transmit digital signals. The Company has already invested $15.8 million to fully prepare its towers and transmitter buildings for the transition, and estimates that an additional $40 million will be required over the next five to seven years for other necessary capital expenditures such as the purchase of antennae, transmitters, studio equipment and news gathering equipment. In accordance with FCC regulations, all station affiliates of ABC, CBS, NBC and Fox in the top ten DMAs will be required to transmit a digital signal by May 1, 1999. Affiliates of those networks in DMAs ranked eleven through thirty will be required to transmit a digital signal by November 1, 1999. All remaining commercial broadcasters will be required to transmit a digital signal by May 1, 2002.

INDUSTRY OVERVIEW

         Broadcasting Revenues. Local television stations derive revenues from the sale of advertising time for spot advertisements, which usually vary from 10 seconds to 60 seconds in length, and from the sale of program sponsorships to national and local advertisers. Advertising contracts are generally short in duration and may usually be canceled upon two weeks notice. Each of the Company's television stations is represented by a national firm for the sale of spot advertising to national customers, but each station also has local sales personnel covering the service area in which it is located. National representatives are compensated by a commission based on net advertising revenues from national customers.

         The following table shows the approximate percentage of the Company's net television broadcasting revenues by source for each of the past three years:


                                                       1998      1997      1996
                                                       ----      ----      ----

Local Times Sales ..................................    46%       47%       47%
National Times Sales ...............................    39%       41%       42%
Network Compensation ...............................     5%        6%        6%
Other ..............................................    10%        6%        5%


         Networks. The majority of commercial television stations in the United States are affiliated with one of the major national networks: ABC, NBC, CBS, and Fox. Stations that operate without network affiliations are commonly referred to as "independent" stations. The amount of programming each network offers varies. ABC, NBC and CBS offer approximately 12 hours of programming per day. Fox presently provides its affiliates with approximately 47 hours of programming per week. WB and United-Paramount Network ("UPN") have each launched new television networks and are currently offering programming on a limited basis. The Company is unable to predict the effect, if any, that these or any other new networks, or the expansion of programming provided by the Fox, UPN, or WB networks, would have on the future results of the Company's operations.

         Network-affiliated television broadcast stations generally operate under affiliation agreements that provide the affiliated station with the right to broadcast all programs transmitted by the network with which the station is affiliated. The major networks typically negotiate the right to sell a majority of the advertising time during network broadcasts. The network also pays the affiliated station a network compensation fee for much of the network programming that the station broadcasts. Generally, the fees paid by the networks vary according to the type of programming and the time of day the programming is broadcast.

         The networks, pursuant to affiliation agreements, supply a significant portion of the Company's daily programming. During such network time periods, the Stations are dependent on the performance of the network programs in attracting viewers. During time periods in which programming is not supplied by the networks, the Stations broadcast their own or syndicated non-network programs, as well as news, sports, public affairs and other entertainment programming.

         The Company believes that its network affiliations provide the Stations with competitive programming at a lower cost than is otherwise available. Under the network affiliation agreements, certain advertising time during network programs is available to the Stations for sale to national and local advertisers. The programming strength of its network may affect a network-affiliated Station's competitive position. Nonetheless, the Company believes that local programming, particularly local news coverage, and community involvement and promotion can augment network programming to improve a Station's audience share and financial performance. A network's termination of, or refusal to renew, one or more of the network affiliation agreements could have a material adverse effect on the Company depending on which Stations were affected and whether and upon the terms that other network affiliations may be available in the Station's market.

         Local Marketing Agreements. Over the past few years, the Company has increased its market penetration and broadened its demographics by developing LMA stations. As start-up stations, the Company's LMA stations historically have generated revenues but produced negative BCF. However, the Company's LMA stations contributed $9.2 million to the Company's BCF in 1998.

         Stand-alone independent UHF stations often do not have the management expertise or the operating efficiencies available to multiple-station group broadcasters such as the Company. Accordingly, these stand-alone UHF stations often operate at minimal profit or at a loss. In four of its markets, the Company has entered into LMAs with the owners of stand-alone UHF stations, each of which is for a ten year period. In addition to providing the Company with an additional revenue stream, the Company's LMA strategy is intended to permit stations that otherwise might "go dark" or operate marginally to add local news and public affairs and contribute to diversity in their respective markets.

         Under its LMAs the Company provides marketing services and programming to stations KXTX-TV, Dallas-Fort Worth, Texas, KNVA-TV, Austin, Texas, WBNE-TV, New Haven-Hartford, Connecticut, and WVBT-TV, Norfolk-Portsmouth, Virginia. The Company has also entered into option and put agreements that would enable or require the Company to purchase such stations under certain conditions, including a change by the FCC in its "duopoly" rules to permit such acquisitions. If the FCC's rules are not amended to permit the Company to own the license, the Company may be required to make alternative arrangements. See "--Licensing and Regulation." The Company cannot predict whether it will be able to make such arrangements or whether those arrangements will be financially advantageous. The Company intends to seek additional LMA opportunities in the future.

         Under its LMAs, the Company is required to pay fixed periodic fees and incur programming and operating costs relating to its LMA stations, but retains all advertising revenues. The Company believes that it can increase the likelihood of financial viability of each station served pursuant to an LMA by using the Company's negotiating expertise, operating efficiencies, and an experienced and skilled management team, which provides programming and marketing support to the LMA station. The Company also benefits from the cross-marketing of programming and the ability to time-shift certain programming, for example, to rebroadcast a local news program at an earlier or later time to appeal to additional viewers.

         In accordance with FCC rules, regulations and policies, all of the Company's LMAs allow preemptions of the Company's programming by the owner-operator and FCC licensee of each station with which the Company has an LMA. Accordingly, the Company cannot be assured that it will be able to air all of the programming expected to be aired on those stations with which it has LMAs or that the Company will receive the anticipated advertising revenue from the sale of advertising spots in such programming. Although the Company believes that the terms and conditions of each of its LMAs will enable the Company to air its programming and utilize the programming and other non-broadcast license assets acquired for use on the LMA stations, there can be no assurance that early terminations of the LMAs or unanticipated terminations of all or a significant portion of the programming by the owner-operator and FCC licensee will not occur. An early termination of one of the Company's LMAs, or repeated and material preemptions of programming thereunder, could have a material adverse affect on the Company's operations.

         Low-Power Television Stations ("LPTVs"). The Company owns and operates, and is currently constructing, LPTVs in several of its markets. LPTVs broadcast at a lower transmitting power than other stations and, accordingly, their over-the-air signals cover a much smaller geographic area than the signals of other stations. LPTVs are secondary services which, under FCC rules, must protect full power television stations in their markets from interference and which may not receive rights to convert to digital broadcast in the future. By operating a network of multiple LPTVs in one market, the Company may also be able to achieve over-the-air signal coverage of all, or nearly all, of certain of the television markets served by the Stations. The Company owns and operates an LPTV network in its Austin, Texas, Norfolk-Portsmouth, Virginia, and Indianapolis, Indiana markets. The advent of digital television has resulted in the "displacement" and possible loss or reduction in service area of some of the Company's LPTVs. See "--Licensing and Regulation--Advanced Television Technology."

         Local Weather Station. In 1994, the Company launched the Local Weather Station, a programming service ("LWS"), which provides either Doppler radar or local travel and aviation forecasts, weather trends and features. LWS is offered in all of the Company's television markets, except New Haven-Hartford, Connecticut and Buffalo, New York, over local cable systems. The Company receives monthly payments from certain contracting cable systems based on the number of subscribers to such cable systems, as well as a share of each cable system's advertising revenues, if any, generated by LWS.

COMPETITION

         Competition in the television industry is intense and takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Factors that are material to a television station's competitive position include network affiliation, quality of programming, signal coverage and assigned frequency. The broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission ("FTC"), any of which could have a material adverse effect on the Company's business and operations.

         Audience. Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. The development of methods of television transmission other than over-the-air broadcasting and, in particular, the growth of cable television have significantly altered competition for audience in the television broadcasting industry. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators have not sought to compete with broadcasting stations for a share of the local news audience. Recently, however, certain cable operators have elected to compete for such audiences.

         Other sources of audience competition include home entertainment systems (including videocassette recorder and playback systems, digital video discs and television game devices), wireless cable, satellite master antenna television systems, LPTVs, low-power satellite-to-home video distribution services, telephone company video systems, computer on-line services and other entertainment and advertising media. The Stations also face competition from high-powered direct broadcast satellite services that can transmit programming directly to homes equipped with special receiving devices. Several direct broadcast satellite ("DBS") companies provide nationwide service.

         Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now in use with DBS and in development for cable and "wireless cable," are expected to permit greater numbers of channels to be carried with existing bandwidth. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide expanded programming to highly targeted audiences. A reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized "niche" programming. This ability to reach very specific audiences is expected to alter the competitive dynamics for advertising expenditures and could have a material adverse effect on the Company's ability to generate revenues.

         Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun programming. The Stations compete against in-market television broadcasting station competitors for exclusive access to off-network reruns (such as Friends) and first-run products (such as Wheel of Fortune) in their respective markets. There is no assurance that the Company will not be exposed to volatile or increased programming costs that may adversely affect the Company's operating results. Further, because syndicated programs are generally purchased well in advance of being broadcast, the Company may not accurately predict how a program will perform. The Company minimizes this risk by generally limiting its commitments for unproven syndicated non-network programming to short time periods. Syndicated programs may be purchased for cash, for cash and barter, or for barter only. Under a barter arrangement, a national program syndicator receives advertising time in exchange for the programming it supplies, and the station pays a reduced cash fee or no fee for such programming. Cable systems generally do not compete with local stations for programming, although various national cable networks have acquired programs that would have otherwise been offered to local television broadcasting stations. Competition also occurs for exclusive news stories and features and local sports programming.

         Advertising. Television broadcasting stations compete for advertising revenues with other stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily in individual markets. Generally, a television broadcasting station in one market does not compete with stations in other markets.

         In January 1995, WB and UPN launched new broadcast networks that have subsequently entered into affiliation agreements with formerly independent television stations. The amount of programming supplied by WB and UPN to their affiliates is limited, but both WB and UPN have announced their intentions to expand their programming over time to seven nights per week. In certain of the Company's markets (e.g., New Haven, Austin), the Company has obtained the WB affiliation for its LMA stations. Other attempts to establish new networks may also be undertaken in the future. The Company cannot predict the impact of the development of these new or other networks, such as Pax Net, on the Company's business.

         The television broadcasting industry is undergoing a period of consolidation and significant change. Many of the Company's current and potential competitors have significantly greater financial, marketing, programming and broadcasting resources than the Company. The Company, however, believes that its local news programming, network affiliations and management of its sales resources have to date enabled it to compete effectively in its markets. Nonetheless, there is no assurance that the Company's strategy will continue to be effective or that the introduction of new competitors for television audiences will not have a material adverse effect on the Company's financial condition and results of operations.

LICENSING AND REGULATION

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

         FCC Regulation. The ownership, operation and sale of television stations, are subject to the jurisdiction of the FCC by authority granted it under the Communications Act. Matters subject to FCC oversight include, but are not limited to:

-    the assignment of frequency bands of broadcast television;

- the approval of a television station's frequency, location and operating power;

- the issuance, renewal, revocation or modification of a television station's FCC license;

- the approval of changes in the ownership or control of a television station's licensee;

-    the regulation of equipment used by television stations; and

- the adoption and implementation of regulations and policies concerning the ownership and operation of television stations.

The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the FCC's rules and regulations.

         License Renewal, Assignments and Transfers. Television broadcast licenses are granted for a maximum term of eight years (five years prior to 1996) and are subject to renewal upon application to the FCC. The FCC prohibits the assignment of a license or the transfer of control of a broadcasting licensee without prior FCC approval. In determining whether to grant or renew a broadcasting license, the FCC considers a number of factors pertaining to the applicant, including compliance with a variety of ownership limitations and compliance with character and technical standards. During certain limited periods when a renewal application is pending, petitions to deny a license renewal may be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold evidentiary, trial-type hearings on renewal applications if a petition to deny renewal of such license raises a "substantial and material question of fact" as to whether the grant of the renewal application would be inconsistent with public interest, convenience and necessity. The FCC must grant the renewal application if, after notice and opportunity for a hearing, it finds that the incumbent has served the public interest and has not committed any serious violation of FCC requirements. If the incumbent fails to meet that standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC has authority to deny the renewal application and consider a competing application.

         Multiple and Cross-Ownership Rules. On a national level, the FCC rules generally prevent an entity or individual from having an attributable interest in television stations with an aggregate audience reach in excess of 35% of all U.S. households. On a local level, the "duopoly" rule prohibits or restricts attributable interests in two or more television stations with overlapping service areas and the "one-to-a-market" rule restricts such interests in television and radio stations serving the same market. The FCC has initiated a rulemaking looking towards relaxation of both rules. Additional cross-ownership restrictions generally prohibit broadcast/daily newspaper or television/cable combinations in the same market.

         The FCC generally applies its ownership limits only to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interest of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock (or 10% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only) are generally deemed to be attributable, as are positions as an officer or director of a corporate parent of a broadcast licensee. The FCC is considering proposals increasing to amend the ownership attribution rules including the general "attributable interest" threshold to 10% of the outstanding voting stock of a broadcast licensee and increasing the threshold for passive institutional investors to 20%.

         The FCC recently relaxed its national television station multiple ownership rules. Specifically, a single entity may hold "attributable interests" in an unlimited number of U.S. television stations provided that those stations operate in markets containing cumulatively no more than 35% of the television homes in the U.S. For this purpose, only 50% of the television households in a market are counted towards the 35% national restriction if the owned station is a UHF station. An FCC rulemaking is under way to address how to measure audience reach, including the "UHF discount," as part of the FCC's biennial review of the broadcast rules mandated by the Telecom Act. The television homes that the Stations reach is well below the 35% national limit. Recently, several entities have proposed to the FCC that the 35% national audience limit be increased to 50% of the television homes in the U.S.

         Hicks, Muse and five of the Company's directors, Thomas O. Hicks, Michael J. Levitt , John R. Muse, Eric C. Neuman and John H. Massey have attributable interests in Chancellor Media Corporation, Capstar Broadcasting Corporation and Sunrise Broadcasting, Inc. (collectively, the "Hicks, Muse Companies"), which own or propose to acquire a number of radio and television stations in more than 100 radio and television markets. Any new acquisition by the Company or any of the Hicks Muse Companies which would result in a Company's station and a radio or television station owned by any of these companies providing service to a common area, as defined by the FCC rules, will require a waiver of the duopoly or one-to-a-market rules and there can be no assurance that such a waiver will be granted. In addition, the Company and the Hicks, Muse Companies already have overlapping ownership interests in several markets, including Hartford-New Haven, Indianapolis and Austin, which were permitted by the FCC under temporary waivers subject to revision or recision as a result of any changes in the one-to-a-market rule adopted in the commission's ownership rulemaking. Similarly, the WOOD-TV acquisition will require a waiver of the one-to-a-market rule or a change in the rule to permit common ownership of WOOD-TV and several radio stations licensed to Chancellor and Capstar Broadcasting Corporation in the Cedar Rapids and Battle Creek, Michigan, markets. There is no assurance that the FCC will adopt a rule which will permit continued common ownership of these existing facilities or which will permit the Company and the Hicks, Muse Companies to consummate the WOOD-TV or other future transactions.

         Because of these multiple and cross-ownership rules, a purchaser of the Company's common stock who acquires an attributable interest in the Company may violate the FCC's rules if that purchaser also has an attributable interest in other television or radio stations, or in daily newspapers or cable systems, depending on the number and location of those radio or television stations or daily newspapers or cable systems. Such a purchaser also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If an attributable stockholder of the Company violates any of these ownership rules or if a proposed acquisition by the Company would cause such a violation, the Company may be unable to obtain from the FCC one or more authorizations needed to conduct its television station business and may be unable to obtain FCC consents for certain future acquisitions.

         The FCC also is currently considering revising its policy regarding television LMAs. Accordingly, it is unclear whether the Company will be able to program stations under its existing LMAs for the remainder of their current terms, extend these agreements, or enter into new LMAs in other markets in which the Company owns and operates television stations. The material LMA issues facing the Company as a result of the pending rulemaking proceedings are as follows:

- the extent to which the FCC may restrict LMAs or make them attributable ownership interests is unclear;

- the FCC could make LMAs fully attributable ownership interests, and thus prohibited, with the exception of waivers for stations meeting specified criteria;

- "grandfathered" LMAs could be limited to the current terms of their agreement or even shorter periods, and renewal and transfer rights could be eliminated, including the elimination of "grandfather" status on such LMAs as a result of the consummation of a merger or other business combination;

- the FCC could require the Company to modify its LMAs in ways which impair their viability; and

- If the FCC were to find that the owner/licensee of one of the Company's LMA stations failed to maintain control over its operations, the owner/licensee of the LMA station and/or the Company could be sanctioned.

         The Company's LMAs all involve UHF stations which were either start-up stations or were failing financially and would appear to qualify for conversion to ownership under the proposed standards. Nevertheless, it is possible that the FCC could deny LIN Television the ability to convert its LMAs to full ownership or require LIN Television to modify its LMAs in ways which impair their viability. LIN Television is unable to predict the ultimate outcome of possible changes to these FCC rules and the impact such FCC rules may have on its broadcasting operations.

         Alien Ownership. Under the Communications Act, broadcast licenses may not be granted to or held by any corporation having more than one-fifth of its capital stock owned of record or voted by non-U.S. citizens (including a non-U.S. corporation), foreign governments or their representatives (collectively, "Aliens") or having an Alien as an officer or director. The Communications Act also prohibits a corporation, without an FCC public interest finding, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation, any officer of which is an Alien, or more than one-fourth of the directors of which are Aliens, or more than one-fourth of the capital stock of which is owned of record or voted by Aliens, unless the FCC finds that such ownership would be in the public interest. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including general and limited partnerships. As a result of these provisions, the Company, which serves as a holding company for its various television station licensee subsidiaries, cannot have more than 25% of its capital stock owned of record or voted by Aliens, cannot have an officer who is an Alien and cannot have more than one-fourth of the

Company's Board of Directors consisting of Aliens. The Certificate of Incorporation and By-Laws provide for certain stock transfer legends and procedures designed to prevent a violation of these requirements.

         Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. Broadcast station licensees continue, however, to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming may be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed, and generally may be considered by the FCC, at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, children's television programming, political advertising, sponsorship identifications, contest and lottery advertising, obscene and indecent broadcasts, programming rating guidelines and technical operations, including limits on radio frequency radiation.

         Restrictions on Broadcast Advertising. The advertising of cigarettes on broadcast stations has been banned for many years. The broadcast advertising of smokeless tobacco products has more recently been banned by Congress. Certain Congressional committees have examined legislative proposals to eliminate or severely restrict the advertising of beer and wine. The Company cannot predict whether any or all of the present proposals will be enacted into law and, if so, what the final form of such law might be. The elimination of all beer and wine advertising could have a material adverse effect on the Stations' revenues and operating profits as well as the revenues and operating profits of other stations that carry beer and wine advertising. In recent years, some television stations have begun airing hard liquor advertising. In the past, this group of advertisers had a self-imposed ban on TV advertising. None of the Company's Stations have aired this type of advertising. The Company cannot predict the effect, if any, that the airing of these advertisements on competing stations will have on the Company's operating results.

         Cable "Must-Carry" or "Retransmission Consent" Rights. The 1992 Cable Act, enacted in October 1992, requires television broadcasters to make an election to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable television systems in the station's local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable systems within its DMA. Must-carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on, and the location and size of, the cable system, and the amount of duplicative programming on a broadcast station. Under certain circumstances, a cable system may decline to carry a given station. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement. Generally, the Stations have negotiated retransmission consent agreements with cable television systems in their markets, with terms generally ranging from three to ten years, which provide for carriage of the Station's signal and the Local Weather Station. The licensees of the LMAs generally have opted for must-carry status.

         Network Affiliate Issues. Several FCC rules impose restrictions on network affiliation agreements. Among other things, those rules prohibit a television station from entering into any affiliation agreement that:


- requires the station to clear time for network programming that the station had previously scheduled for other use; or

- precludes the preemption of any network programs that the station believes is unsuitable for its audience and the substitution of network programming that it believes is of greater local or national importance (the "right to reject rule").

         The FCC is currently reviewing several of these rules governing the relationship between broadcast television networks and their affiliates. Specifically, the FCC is reviewing the following four rules:

-    the "right to reject rule;"

- the "time option rule," which prohibits arrangements whereby a network reserves an option to use specified amounts of an affiliate's broadcast time;

- the "exclusive affiliation rule," which prohibits arrangements that forbid an affiliate from broadcasting the programming of another network; and

- the "network territorial exclusivity rule," which prescribes arrangements whereby a network affiliate may prevent other stations in its community from broadcasting programming the affiliate rejects, and arrangements that inhibit the ability of stations outside of the affiliate's community to broadcast network programming.

         Advanced Television Technology. At present, U.S. television stations broadcast signals using the "NTSC" system, an analog transmission system named for the National Television Systems Committee, an industry group established in 1940 to develop the first U.S. television technical broadcast standards. The FCC in late 1996 approved a new digital television ("DTV") technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard will allow the simultaneous transmission of multiple streams of video programming and data on the bandwidth presently used by a single normal analog channel. It will be possible to broadcast one "high definition" channel ("HDTV") with visual and sound quality superior to present-day television or several "standard definition" channels ("SDTV") with digital sound and pictures of a quality slightly better than present television; to provide interactive data services, including visual or audio transmission; or to provide some combination of these possibilities on the multiple channels allowed by DTV. The FCC has already allotted to every existing television broadcaster one additional channel to be used for DTV during the transition between present-day analog television and DTV and has established a timetable by which every current station must initiate DTV operations. Broadcasters will not be required to pay for this new DTV channel, but will be required to relinquish their present analog channels when the transition to DTV is complete. Implementation of DTV will impose additional costs on television stations providing the new service due to increased equipment costs. The Company has already invested $15.8 million to fully prepare its towers and transmitter buildings for the transition and estimates that an additional $40 million will be required over the next five to seven years for other necessary capital expenditures such as the purchase of antennae, transmitters, studio equipment and news gathering equipment. The conversion of a station's equipment enabling it, for example, to produce and transmit digital programming will require that consumers purchase new receivers (television sets) for digital signals or, if available by that time, adapters for their existing receivers. In accordance with FCC regulations, all station affiliates of ABC, CBS, NBC and Fox in the top ten DMAs will be required to transmit a digital signal by May 1, 1999. Affiliates of those networks in DMAs ranked eleven through thirty will be required to transmit a digital signal by November 1, 1999. All remaining commercial broadcasters will be required to transmit a digital signal by May 1, 2002.

         The FCC presently plans for the DTV transition period to end by 2006. At that time, broadcasters will be required to discontinue analog operations and to return their present channels to the FCC. The FCC has already begun issuing construction permits to build DTV stations. The FCC has recently issued regulations with respect to DTV allocations and interference criteria which are not yet final, and other aspects of the DTV regulatory framework have not yet been established. The FCC is expected to apply to DTV certain of the rules applicable to analogous services in other contexts, including certain rules that require broadcasters to serve the public interest and may seek to impose additional programming or other requirements on DTV service. The Telecom Act requires the FCC to impose fees upon broadcasters if they choose to use the DTV channel to provide paid subscription services to the public and the FCC recently determined that broadcasters should pay a fee of 5% of gross revenues received for subscription services on their DTV channels. The FCC has also recently initiated a rulemaking proceeding to determine whether and to what extent cable systems will be required to carry broadcast DTV signals.

         In some cases, conversion to DTV operations may reduce a station's geographical coverage area. In addition, the FCC's current implementation plan would maintain the secondary status of low-power stations in connection with its allotment of DTV channels. The DTV channel allotment will result in displacement of a substantial number of existing low-power stations, particularly in major television markets. Accordingly, the Company's low-power broadcast stations may be materially adversely affected. The Company has already filed and received FCC approval of displacement applications new channel allotments for virtually all of its low-power stations, which will be at least partially displaced by DTV channels.

         In addition, it is not yet clear:

- when and to what extent DTV or other digital technology will become available through the various media;

- whether and how television broadcast stations will be able to avail themselves of or profit by the transition to DTV;

- how channel, tower height and power assignments will be configured so as to allow that transition;

-    the extent of any potential interference to and from analog channels;

- whether viewing audiences will make choices among services upon the basis of such differences;

- whether and how quickly the viewing public will embrace the cost of new digital television sets and monitors;

- to what extent the DTV standard will be compatible with the digital standards adopted by cable and other multi-channel video programming services;

- whether cable systems will be required to carry DTV signals or, in the absence of such mandate, broadcasters will succeed in negotiating voluntary cable carriage arrangements; or

- whether significant additional expensive equipment will be required for television stations to provide digital service, including HDTV and supplemental or ancillary data transmission services.

         Pursuant to the Telecom Act, the FCC must conduct a ten-year evaluation regarding public interest in advanced television, alternative uses for the spectrum and reduction of the amount of spectrum each licensee utilizes. Many segments of the industry are also intensely studying these advanced technologies. There can be no assurances as to the answers to these questions or the nature of future FCC regulations.

         Direct Broadcast Satellite Systems. There are currently in operation several DBS systems that serve the United States, and it is anticipated that additional systems will become operational over the next several years. DBS systems provide programming on a subscription basis to those who have purchased and installed a satellite signal receiving dish and associated decoder equipment. DBS systems claim to provide visual picture quality comparable to that found in movie theaters and aural quality comparable to digital audio compact discs. In the future, competition from DBS systems could have a material adverse effect on the financial condition and results of operations of the Company.

         In 1988, Congress passed the Satellite Home Viewer Act ("SHVA"), which grants DBS operators the right to provide for a fee established by the Copyright Office, network television signals to "unserved households." To be an unserved household with respect to a particular network, the household must not be able to receive, using a conventional rooftop antenna, the television signal of the network's local affiliate at a specified intensity. Recently, litigation has arisen in federal district courts in Florida, North Carolina, Colorado, and Texas concerning the definition of an unserved household under the SHVA, and two of these district courts have so far continued a definition of unserved household that would result in the discontinuation of satellite service to a substantial number of current subscribers. The broadcast industry and DirecTV, the largest DBS provider, recently announced an agreement which would limit continued service to ineligible households for several more months but would require complete compliance with the law by the end of 1999. The FCC recently made minor modification to the signal intensity standard but did not materially expand the number of eligible households. Legislation is currently pending in Congress to amend SHVA in a manner that would affect the right of DBS providers to transmit network signals, and it is possible that such legislation will be enacted in 1999. It is impossible to predict what the results of these judicial, regulatory, and legislative efforts will be, or what affect they will have on the Company's television broadcasting business.

         Recent Development, Proposed Legislation and Regulation. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the changes and proposed changed noted above, these matters include, for example, additional spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products like hard liquor, beer and wine, and revised rules and policies governing equal employment opportunity. Other matters that could affect the Company's broadcast properties include technological innovations and development generally affecting competition in the mass communications industry.

         The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, the Telecom Act, or of the regulations and policies of the FCC under either act. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Management is unable at this time to predict the outcome of any of the pending FCC rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on the Company's broadcast operations.

EMPLOYEES:

         As of December 31, 1998, the Company employed 1,036 full-time and 68 part-time employees in its broadcasting offices. Of these employees, 188 were represented by unions. The Company believes that its employee relations are generally good.

RISKS ASSOCIATED WITH BUSINESS ACTIVITIES

         Potential Negative Consequences of Substantial Indebtedness. As of December 31, 1998, LIN Holdings had $683.6 million of consolidated indebtedness and $533.9 million of consolidated common stockholders' equity, and LIN Television had $467 million of consolidated indebtedness and $732.5 million of consolidated common stockholder's equity. Both LIN Holdings and LIN Television are substantially leveraged.

         The level of indebtedness of LIN Holdings and LIN Television could have several negative consequences to holders of the Notes (collectively, the "Notes"), including, but not limited to, the following:

- a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal of, premium (if any) and interest on their respective indebtedness, thereby reducing the funds available for operations, distributions to LIN Holdings for payments with respect to the Senior Discount Notes, future business opportunities and other purposes and increasing the vulnerability of LIN Holdings and LIN Television to adverse general economic and industry conditions;

- the ability of the Company to obtain additional financing in the future may be limited;

- certain of the Company's borrowings (including, without limitation, amounts borrowed under the Senior Credit Facilities) will be at variable rates of interest, which will expose the Company to increases in interest rates;

- all of the indebtedness incurred in connection with the Senior Credit Facilities will be secured and is scheduled to become due prior to the time the principal payments on the Notes are scheduled to become due; and

- the mandatory principal redemption amount (as defined in the indenture governing the Senior Discount Notes) of the Senior Discount Notes will become due and payable in a lump sum on March 1, 2003.

         LIN Holdings' and LIN Television's respective abilities to make scheduled payments of the principal of, or to pay interest on, or to refinance their respective indebtedness will depend on the future performance of the Company and its subsidiaries, which to a certain extent will be subject to economic, financial, regulatory, competitive and other factors beyond the Company's control. Based upon the Company's current operations and anticipated growth, management believes that future cash flow from operations, together with the Company's available borrowings under the Senior Credit Facilities, will be adequate to meet LIN Holdings' and LIN Television's respective anticipated requirements for capital expenditures, interest payments and scheduled principal payments. See "Item 7. Management's

Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." There can be no assurance that the Company's business will continue to generate sufficient cash flow from operations in the future to service the Company's respective indebtedness and make necessary capital expenditures. If unable to do so, the Company may be required to refinance all or a portion of its respective indebtedness, including the Notes, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be possible, that any assets could be sold (or, if sold, of the timing of such sales and the amount of proceeds realized therefrom) or that additional financing could be obtained.

         Restrictions Imposed on the Company by Terms of Indebtedness. The credit agreement governing the Senior Credit Facilities and the indentures governing the Notes contain covenants that restrict LIN Holdings' and LIN Television's respective abilities to:

-        incur indebtedness;

-        pay dividends;

-        create liens;

-        sell assets;

-        engage in certain mergers and acquisitions; and

-        refinance indebtedness.

The credit agreement governing the Senior Credit Facilities requires LIN Television to maintain certain financial ratios. If LIN Holdings or LIN Television fails to comply with the various covenants contained in the credit agreement governing the Senior Credit Facilities or the indentures governing the Notes, as applicable, it would be in default thereunder, and in any such case, the maturity of substantially all of its long-term indebtedness could be accelerated. A default under either of the indentures would also constitute an event of default under the credit agreement. If LIN Television were unable to repay amounts outstanding under the credit agreement, the lenders thereunder could proceed against the collateral granted to them to secure the indebtedness. If the amounts outstanding under the credit agreement were accelerated, there can be no assurance that the assets of LIN Television and its subsidiaries would be sufficient to repay the amount in full.

         Structural Subordination of LIN Holdings. LIN Holdings is a holding company which conducts all of its operations through its subsidiaries and whose only material asset is the capital stock of LIN Television. Consequently, LIN Holdings depends on distributions from LIN Television to meet its debt service obligations. Because of the substantial leverage of LIN Television, and the dependence of LIN Holdings upon the operating performance of LIN Television to generate distributions to LIN Holdings, there can be no assurance that LIN Holdings will have adequate funds to fulfill its obligations in respect of the Senior Discount Notes when due. In addition, the credit agreement governing the Senior Credit Facilities, the indenture governing the Senior Subordinated Notes and applicable federal and state law impose restrictions on the payment of dividends and the making of loans by LIN Television to LIN Holdings. As a result of the foregoing restrictions, LIN Holdings may be unable to gain access to the cash flow or assets of LIN Television in amounts sufficient to pay the mandatory principal redemption amount when due on March 1, 2003, and cash interest on the Senior Discount Notes on and after March 1, 2003, the date on which cash interest thereon first becomes payable, and principal of the Senior Discount Notes when due. In such event, LIN Holdings may be required to

-        refinance the Senior Discount Notes;

-        seek additional debt or equity financing;

- cause LIN Television to refinance all or a portion of LIN Television's indebtedness with indebtedness containing covenants allowing LIN Holdings to gain access to LIN Television's cash flow or assets;

- cause LIN Television to obtain modifications of the covenants restricting LIN Holdings' access to cash flow or assets of LIN Television contained in LIN Television's financing documents (including, without limitation, the credit agreement and the indenture governing the Senior Subordinated Notes); or

-        pursue a combination of the foregoing actions.

No assurance can be given that any of the foregoing measures could be accomplished.

         Control of the Company. Thomas O. Hicks and affiliates of Hicks Muse indirectly control a majority of the common stock of LIN Holdings. Thomas O. Hicks is the controlling stockholder of Hicks Muse and serves as its Chairman of the Board. Accordingly, Thomas O. Hicks has a great deal of influence over the management and policies of the Company and all matters submitted to a vote of the holders of common stock of the Company, including the election of all members of the Board of Directors of the Company. The interests of Hicks Muse and its affiliates may differ from the interests of holders of the Notes.

         If an event of default occurs under the GECC Note, and GECC is unable to collect all obligations owed to it after exhausting all commercially reasonable remedies against the Joint Venture (including during the pendency of any bankruptcy involving the Joint Venture), GECC may proceed against Ranger Equity Holdings B Corp., one of LIN Holdings' two corporate parents and the guarantor of the GECC Note ("Ranger B"), to collect any deficiency. If Ranger B does not otherwise satisfy its obligations under the guaranty, GECC could attempt to claim all or a portion of the common stock of LIN Holdings owned by Ranger B (approximately 63% of the outstanding common stock of LIN Holdings) through an insolvency proceeding or otherwise. If such an event were to occur, GECC could obtain control of LIN Holdings and, as a result, the Company.

         Potential Conflicts of Interest as a Result of Cross-Ownership. Each of Thomas O. Hicks, John R. Muse, Michael J. Levitt and Eric C. Neuman, all members of the Board of Directors of LIN Holdings and LIN Television, is a shareholder, director, principal, managing director or executive officer of some or all of the Hicks Muse Companies. Each of these companies is in the business of making significant investments in the broadcasting business and may compete with the Company for advertising revenues and broadcast related businesses that would be complementary to the business of the Company. As a result of this cross-ownership of various broadcasting businesses and future ownership of television and radio broadcast stations by affiliates of Hicks Muse, regulatory and other restrictions may prevent the

Company from acquiring television stations in markets where the Hicks Muse Companies or other affiliates of Hicks Muse own or operate broadcasting businesses (see "--Licensing and Regulation--Competitor-Multiple-and Cross-Ownership Rules"). In addition, Hicks Muse and its affiliates may from time to time identify, pursue and consummate acquisitions of television stations or other broadcast related businesses that may be complementary to the business of the Company and, therefore, such acquisition opportunities may not be available to the Company.

         Growth Through Acquisitions; Future Capital Requirements. The Company intends to pursue selective acquisitions of television stations with the goal of improving their operating performance by applying management's business strategy. Inherent in any future acquisitions are certain risks such as increasing leverage and debt service requirements and combining company cultures and facilities which could have a material adverse effect on the Company's operating results, particularly during the period immediately following such acquisitions. Additional debt or equity capital may be required to complete future acquisitions, and there can be no assurance the Company will be able to raise the required capital. Moreover, there can be no assurances that with respect to any acquired station, the Company will be able to successfully implement effective cost controls, increase advertising revenues or increase its audience share.

         Dependence on Certain External Factors. The Company's operating results are primarily dependent on advertising revenues which, in turn, depend on national and local economic conditions, coverage of political events and high profile sporting events (e.g., the Olympics, Super Bowl and NCAA Men's Basketball Tournament), the relative popularity of the Company's programming (which in many cases, is dependent on the relative popularity of the relevant affiliate's programming), the demographic characteristics of the Company's markets, the activities of competitors and other factors which are outside the Company's control. The television industry is cyclical in nature, and the Company's revenues could be adversely affected by a future local, regional or national recession.

         Reliance on Syndicated Programming. The Company's most significant operating cost is syndicated programming. There can be no assurance that the Company will not be exposed in the future to increased syndicated programming costs which may adversely affect the Company's operating results. Acquisition of program rights are often made two or three years in advance, making it difficult to accurately predict how a program will perform. In some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs that increase station operating costs.

         Non-Renewal or Termination of Affiliation Agreements. The non-renewal or termination of a network affiliation agreement could have a material adverse effect on the Company's operations. Three of the Company's owned and operated stations are affiliated with CBS, two with NBC, and two with ABC. Each of these networks generally provides these stations with up to 22 hours of prime time programming per week. In return, the stations broadcast network-inserted commercials during such programming and receive cash network compensation. Although network affiliates generally have achieved higher ratings than unaffiliated independent stations in the same market, there can be no assurance as to the future success of each network's programming or the continuation of such programming. The Company's network affiliation agreements are subject to termination by such networks under certain circumstances. The Company believes that it enjoys a good relationship with each of CBS, NBC and ABC, as well as the other networks with which it has affiliation agreements. However, there can be no assurance that such affiliation agreements will remain in place or that each network will continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation.

         Certain of the networks with which the Company's stations are affiliated have floated proposals that would either reduce, or in some cases, eliminate over time, network affiliation compensation paid to the Company or materially modify the terms of the Company's existing affiliation agreements in exchange for enhanced programming or other investment opportunities. The Company cannot predict whether it will be able to reach agreement with its networks as to the modification of its existing affiliation agreements or whether such modifications would be materially financially disadvantageous to the Company.

         Competition for Advertising Revenues and Audience Ratings. The television broadcasting industry is a highly competitive business and is undergoing a period of consolidation and significant change. Many of the Company's current and potential competitors have greater financial, marketing, programming and broadcasting resources than the Company. Technological innovation and the resulting proliferation of programming alternatives, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to new types of competition. In addition, as a result of the Telecom Act, the legislative ban on telephone cable ownership has been repealed and telephone companies are now permitted to seek FCC approval to provide video services to homes under specified circumstances. Consequently, the Company may not be able to maintain or increase its current audience ratings or advertising revenues.

         Potential Effects of Television Broadcasting Regulation on License Renewals and Ownership. The broadcasting industry is subject to regulation by various governmental agencies. In particular, under the Communications Act, the FCC licenses television stations and extensively regulates their ownership and operation. The Company depends on its ability to hold television broadcast licenses from the FCC, which are ordinarily issued for maximum terms of eight years and are renewable. Although it is rare for the FCC to deny a license renewal application, there can be no assurance that the Company's television broadcasting licenses or the licenses owned by the owner-operators of the stations currently programmed by the Company under LMAs will be renewed or that if renewed the renewals will not include restrictive conditions or qualifications. In addition, limitations on the ownership of radio stations under the FCC's current rules, or under revised rules being considered by the FCC, could restrict the ability of the Company to consummate future transactions in certain circumstances and could require that some television stations be sold. See "--Licensing and Regulation."

         Dependence on Key Personnel. The Company believes that its success is dependent upon its ability to attract and retain skilled managers and other personnel, including its present officers and general managers. The loss of the services of Gary R. Chapman, the President and Chief Executive Officer of LIN Holdings and LIN Television, could have a material adverse effect on the operations of the Company. Mr. Chapman's current employment agreement with LIN Television expires on December 31, 1999.

         Do Not Place Undue Reliance on Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "foresee," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including those regarding the Company's financial position, business strategy, projected costs and objectives of management for future operations are forward-looking statements. The matters discussed in this Risks Associated with Business Activities section and other factors noted throughout this Annual Report on Form 10-K are cautionary statements identifying factors with respect to any such forward-looking statements that could cause actual results to differ materially from those in such forward-looking statements. All forward-looking statements contained herein are expressly qualified in their entirety by such cautionary statements. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date on which this Annual Report on Form 10-K is filed.

ITEM 2. PROPERTIES

         The Company maintains its corporate headquarters in Providence, Rhode Island. Each of the Stations has facilities consisting of offices, studios, sales offices and transmitter and tower sites. Transmitter and tower sites are located to provide coverage of each Station's market. The Company owns the offices where its Stations are located and owns the property where its towers and primary transmitters are located. The Company leases the remaining properties, consisting primarily of sales office locations and microwave transmitter sites. While none of the properties owned or leased by the Company is individually material to the Company's operations, if the Company were required to relocate any of its towers, the cost could be significant because the number of sites in any geographic area that permit a tower of reasonable height to provide good coverage of the market is limited, and zoning and other land use restrictions, as well as Federal Aviation Administration regulations, limit the number of alternative sites or increase the cost of acquiring them for tower siting.

         See Note 13, "Commitments & Contingencies" in Notes to Consolidated Financial Statements for information concerning the Company's obligations under all operating leases as of December 31, 1998.

ITEM 3. LEGAL PROCEEDINGS

         LIN Television was named as a defendant in four lawsuits regarding the then proposed merger of LIN Television with LIN Holdings Corp. The plaintiffs in each of these actions have agreed to an indefinite extension of time for each of the defendants served to respond to the respective complaints. No discovery has taken place.

         In Addition, the Company is involved in various claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all of these matters and believes that their ultimate resolution will not have a material adverse effect in its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders for the quarter ended December 31, 1998.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The common stock of LIN Holdings and LIN Television has not been registered under the Securities Act of 1933 or the Securities Exchange Act of 1934 and is not listed on any national securities exchange. As of December 31, 1998, there was no established public trading market for the common stock of LIN Holdings or LIN Television. All of the outstanding common stock of LIN Holdings is held by Ranger Equity Holdings A Corp. and Ranger Equity Holdings B Corp., which are wholly owned subsidiaries of Ranger Equity Holdings Corporation. All of the outstanding common stock of LIN Television is held by LIN Holdings.

         Neither LIN Holdings nor LIN Television have declared or paid dividends on their common stock for 1998 or 1997.

         LIN Holdings is a holding company with no significant assets other than the capital stock of its direct and indirect subsidiaries. Consequently, the sole source of cash for LIN Holdings from which to make dividend payments will be dividends distributed or other payments made to it by its operating subsidiaries. The right of LIN Holdings to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of its subsidiaries. The Senior Credit Facilities, the Senior Subordinated Notes and the Senior Discount Notes contain certain covenants that restrict or prohibit the Company's ability to pay dividends and make other distributions.

ITEM 6. SELECTED FINANCIAL DATA

         Set forth below is selected consolidated financial and operating data of the Company and the Predecessor as of and for each of the five years in the period ended December 31, 1998. The selected financial data as of December 31, 1998, and for the period from March 3, 1998 to December 31, 1998, was derived from the historical financial statements of LIN Holdings Corp. for such periods that were audited by PricewaterhouseCoopers LLP, independent auditors, whose report appears elsewhere in this filing. The selected financial data for the period from January 1, 1998 to March 2, 1998, was derived from the historical financial statements of LIN Television Corporation (the "Predecessor") for such periods that were audited by PricewaterhouseCoopers LLP, independent auditors, whose report appears elsewhere in this filing. The selected financial data as of December 31, 1997, 1996, 1995 and 1994, and for the years ended December 31, 1997, 1996, 1995 and 1994, was derived from the historical financial statements of the Predecessor for such periods that were audited by Ernst & Young LLP, independent auditors, whose report appears elsewhere in this filing. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of the Company, and the notes thereto, presented elsewhere in this filing. Because of the revaluation of the assets and liabilities and the related impact to the balance sheet and statement of operations, the financial statements of the predecessor for the periods prior to March 3, 1998, are not directly comparable to those of the Company subsequent to that date. Also set forth below is certain unaudited pro forma financial information for the year ended December 31, 1998. The unaudited pro forma financial information is presented as if the Acquisition of LIN Holdings Corp. and LIN Television Corporation had occurred January 1, 1998, and the Joint Venture had been formed on that same date.

         The unaudited pro forma financial information adjusts for additional depreciation, amortization of intangibles related to the purchase price allocations, additional interest, and additional provisions for income taxes related to the adjustments described above. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been reported if the Acquisition and formation of the Joint Venture had taken place on January 1, 1998, nor is it indicative of the Company's future operating results.

         Broadcast Cash Flow, which is commonly used as a measure of performance of broadcast companies, is defined as operating income plus corporate expenses, depreciation and amortization, including both tangible and intangible assets and program rights and other non-cash items, less cash payments for program rights. Cash program payments represent cash payments for current program payables, and do not necessarily correspond to program usage. BCF does not purport to represent cash provided by operating activities, as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


                                                                        (in thousands)

                                       Company        Holdings    Predecessor
                                       March 3 -     March 3 -    January 1-                     Predecessor
                                      December 31, December 31,    March 2,                 Year ended December 31,
                                      ----------   -----------    -----------    ----------------------------------------------
                                          1998         1998         1998          1997          1996         1995         1994
                                      ----------   -----------    -----------    -------       ------       ------       ------
                                           (2)          (3)
Consolidated Statements
of Operations data:
  Net revenues .....................  $  189,536    $     --     $ 43,804       $291,519     $273,367    $217,247     $150,523
  Operating income .................      27,482          --       12,492        107,455       99,160      85,028       64,069
  Income (loss) before
     extraordinary loss(1) .........     (27,259)    (17,999)      (2,744)        48,107       46,461      38,030       31,185
  Net income loss ..................     (27,259)    (11,699)      (2,744)        48,107       46,461      38,030       28,260
Consolidated Balance Sheets
  data, as of December 31;
  Cash and cash equivalents ........  $   41,349    $     --                    $  8,046    $  27,952    $ 18,025     $ 17,907
  Total assets .....................   1,800,890     762,989                     569,326      595,944     587,256      423,964
  Long term debt ...................     683,580     216,565                     260,000      350,000     387,000      295,000
  Total stockholders' equity .......     532,409     546,424                     192,565      138,448      86,434       40,160
Other data:
  Broadcast cash flow: .............  $   88,553    $     --     $ 17,104       $145,471     $130,399    $106,749     $ 77,203


                                                                      Company
                                                                    Year ended
                                                                    December 31,
                                                                        1998
                                                                    ------------
Pro Forma unaudited data:
  Net revenues....................................................   $220,105
  Operating income................................................     29,019
  Net (loss)......................................................    (37,670)
Other Pro Forma unaudited data:
  Broadcast cash flow ............................................   $ 97,846




(1) In 1994, the Predecessor recorded a $4.5 million write-off of unamortized bank fees and expenses related to its previous credit facility. This write-off has been reflected as an extraordinary loss on extinguishment of debt, net of an income tax benefit of $1.6 million, in the Predecessor's financial statements.

(2) This information presents the results and position of LIN Television on a consolidated basis.

(3) This information presents the results and position of LIN Holdings on a stand-alone basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL FACTORS AFFECTING THE COMPANY'S BUSINESS


      The operating results of the Company depend primarily on advertising revenues, which in turn depend on the economic conditions of the markets in which the Company operates, the demographic makeup of those markets and the marketing strategy and efforts of the Company's Stations in those markets. The Company experiences quarterly fluctuations in operating results, generally reporting its highest revenues during the fourth quarter each year due to advertisers' anticipation of higher consumer spending during the holiday season. The Company also experiences annual fluctuations in operating results due substantially to political spending in major election years, such as 1998 and 1996. The Olympic Games also cause cyclical fluctuations in the Company's operating results, the size of such fluctuations depending on which network is televising the Olympic Games and which of the Company's Stations are affiliated with that network. The Company also depends on automotive-related advertising. Approximately 24% of the Company's gross advertising revenues for the years ended December 31, 1998, 1997 and 1996 consisted of automotive advertising. A significant decrease in such advertising could have a material adverse affect on the Company's operating results. For other factors that may affect the Company's business, see "Item 1. Business--Risks Associated with Business Activities."

RESULTS OF OPERATIONS -COMBINED YEAR ENDED DECEMBER 31, 1998 COMPARED TO PREDECESSOR YEAR ENDED DECEMBER 31, 1997

         Set forth below are the significant factors that contributed to the operating results of the Company and its Predecessor for the twelve months ended December 31, 1998 and 1997. The combined results for the year ended December
31, 1998, aggregate the Predecessors results for the period from January 1, 1998 to March 2, 1998, and the Company's results for the period from March 3, 1998 to December 31, 1998. The Company's results of operations from period to period are not historically comparable because of the impact of various acquisitions and dispositions that the Company has completed. Pro forma comparisons, assuming that the Acquisition and the formation of the Joint Venture with NBC had occurred on January 1, 1997, have been included where appropriate. The results of operations of LIN Holdings on a stand-alone basis prior to March 3, 1998 are immaterial in comparison to the Predecessor or the results of operations of the Company after March 3, 1998, and are not separately described.

Net Revenues

         Total net revenues consist primarily of national and local time sales, net of sales adjustments and agency commissions, network compensation, barter revenues, revenues from the production of local commercials and sports programming, tower rental revenues, Local Weather Station revenues, and cable retransmission revenue. Total net revenues for the twelve months ended December 31, 1998, decreased approximately 20% to $233.3 million, compared to $291.5 million in 1997. The decreases were primarily due to the contribution of KXAS-TV to the Joint Venture in connection with the Acquisition on March 3, 1998, offset in part by the recognition of approximately $1.9 million in insurance proceeds related to the KXTX-TV tower loss. On a pro forma basis, net revenues for the twelve months increased 12% to $220.1 million compared to $196.1 million in 1997.

         Approximately 85% of the Company's total net revenues for the twelve months ended December 31, 1998 was derived from net advertising time sales compared to 87% in 1997. Net advertising revenues for the twelve months ended December 31, 1998, decreased 22% compared to 1997, primarily due to the contribution of KXAS-TV to the Joint Venture in connection with the Acquisition on March 3, 1998. On a pro forma basis, for the twelve months ended December 31, 1998, 85% of the Company's total net revenues were derived from net advertising time sales. Pro forma advertising revenue for the twelve months ended December 31, 1998, increased approximately 12% to $188.1 million when compared to $168.7 million in 1997. The increase was due primarily to the continued improvement of the local economy in the markets in which WTNH-TV and KXAN-TV operate, and to the net advertising growth at the LMA stations. Additionally, the Company's CBS affiliated stations net advertising revenues include incremental revenues from broadcasting the 1998 Winter Olympics.

         Network revenue represents amounts paid to the Company for broadcasting network programming provided by CBS, NBC, and ABC. Network revenue for the twelve months ended December 31, 1998, decreased 33% to $11.8 million compared to $17.6 million in 1997. The decrease was primarily due to the contribution of KXAS-TV to the Joint Venture in connection with the Acquisition on March 3, 1998. On a pro forma basis, network revenue for the twelve months ended December 31, 1998, decreased 2% to $10.1 million compared with $10.3 million in 1997.

         Revenues from the Local Weather Station increased $1.0 million for the twelve months ended December 31, 1998, when compared to 1997. The Company provides Local Weather Station to cable operators in all of its markets except New Haven-Hartford and Buffalo. On both a historical and pro forma basis Local Weather Station income increased for the twelve month period as a result of the retroactive recognition of revenue from a cable operator in several of the Company's markets in the second quarter of 1998.

Operating Expenses

         Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs, decreased 15% to $59.9 million for the twelve months ended December 31, 1998, compared to $70.7 million in 1997. The decrease was primarily due to the contribution of KXAS-TV to the Joint Venture in connection with the Acquisition on March 3, 1998. On a pro forma basis, direct operating expenses for the twelve months ended December 31, 1998 increased 2% to $57.7 million compared to $56.4 million in 1997.

         SG&A expenses consist primarily of employee salaries and sales commissions, advertising and promotion expenses, and other expenses such as rent, utilities, insurance and other employee benefit costs. SG&A expenses decreased 15% to $53.9 million for the twelve months ended December 31, 1998 compared to $63.5 million in 1997. The decrease was primarily due to the contribution of KXAS-TV to the Joint Venture in connection with the Acquisition on March 3, 1998. On a pro forma basis, SG&A expenses for the twelve months ended December 31, 1998, increased 2% to $50.9 million compared to $49.7 million in 1997.

         Total corporate expenses, which are comprised of costs associated with the centralized management of the Company's stations, increased $1.5 million for the twelve months ended December 31, 1998, compared to 1997. The increase was due primarily to fees paid to Hicks Muse pursuant to the Monitoring and Oversight Agreement. Corporate expenses increased for the same reason on a pro forma basis when compared to the same period last year.

          Amortization of program rights reflects the expenses related to the acquisition of syndicated programming, features and specials. Amortization of program rights decreased 13% to $13.5 million for the twelve months ended December 31, 1998, compared to $15.6 million for 1997. The decrease was primarily due to the contribution of KXAS-TV to the Joint Venture in connection with the Acquisition on March 3, 1998. On a pro forma basis, amortization of program rights for the twelve months ended December 31, 1998, decreased 4% to $13.1 million compared to $13.6 million in 1997. This decrease was due primarily to a change in the syndicated/barter programming mix at WTNH-TV and syndicated film write-downs at stations WAND-TV and WBNE-TV.

         Depreciation and amortization of intangible assets increased $25.0 million for the twelve months ended December 31, 1998, compared to 1997, primarily as a result of the Acquisition on March 3, 1998. The excess of the purchase price over the estimated fair market value of the net tangible assets acquired was allocated to intangible assets, primarily FCC licenses and network affiliations, and goodwill. On a pro forma basis, depreciation and amortization of intangible assets remained relatively flat when compared to the prior year.

Operating Income

         For the reasons discussed above, the Company's operating income decreased $67.5 million for the twelve months ended December 31, 1998, compared to 1997. On a pro forma basis, operating income increased $14.6 million to $27.5 million for the twelve months ended December 31, 1998, compared to $12.9 million in 1997.

         LIN Television's interest expense increased approximately $17.0 million for the twelve months ended December 31, 1998, compared to 1997. The increase was a result of the new borrowings under the Senior Credit Facilities and the issuance of the Senior Subordinated Notes in connection with the Acquisition. In addition, LIN Holdings incurred $18.0 million of non-cash interest expense for the period from March 3, 1998 through December 31, 1998, due to the issuance of its Senior Discount Notes.

         During the first quarter of 1998, the Company incurred financial, legal advisory and regulatory filing fees in connection with the Acquisition of approximately $8.6 million. These costs are reflected on the Predecessor's Consolidated Statement of Operations as merger expense.

         The Company's provision for income taxes decreased approximately $30.5 million for the twelve months ended December 31, 1998, compared to 1997. The decrease was due to net operating losses resulting from increased interest expense, offset by the change in the Company's effective annual tax rate as a result of a substantial increase in non-deductible amortization relating to intangible assets.

RESULTS OF OPERATIONS -PREDECESSOR YEAR ENDED DECEMBER 31, 1997 COMPARED TO PREDECESSOR YEAR ENDED DECEMBER 31, 1996

         Set forth below are the significant factors that contributed to the operating results of the Predecessor for the twelve months ended December 31, 1997 and 1996.

Net Revenues

         Total net revenues consist primarily of national and local time sales, net of sales adjustments and agency commissions, network compensation, barter revenues, revenues from the production of local commercials and sports programming, tower rental revenues, Local Weather Station revenues, and cable retransmission income. Total net revenues increased 7% for the year ended December 31, 1997, compared to 1996. Nearly 87% of the Predecessor's total net revenues for 1997 were derived from net national and net local advertising time sales.

         The operation of the LMAs accounted for $3.7 million of the net national and net local advertising revenue increase for the year ended December 31, 1997. The continued ratings strength of the NBC affiliate stations accounted for $4.1 million of the net national and net local advertising revenue increase for the year ended December 31, 1997. The Stations' advertising revenue increase for 1997 was also attributable to local advertising revenue growth of $2.5 million at WTNH-TV due to the continued improvement in the New Haven-Hartford, Connecticut local economy.

         The Predecessor's network revenue represents amounts paid to the Predecessor for broadcasting network programming by three of the national networks affiliated with the Predecessor's stations. Network revenue remained relatively flat from year to year.

         Other broadcast income increased $5.8 million for the year ended December 31, 1997, due substantially to the sale of broadcast rights and production services to outside parties. Increased revenues from the Local Weather Station also contributed to the increase in other broadcast income. The Predecessor provides the Local Weather Station to cable operators in all of its markets except New Haven-Hartford and Buffalo.

Operating Expenses

         Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs, increased $1.8 million for the year ended December 31, 1997 over 1996. Due to the Predecessor's continued emphasis on increasing news programming on the Stations, direct operating expenses at stations KXAN-TV and KXAS-TV increased $1.1 million for the expansion of news coverage in those markets. News costs also increased as a result of operational expenses associated with the acquisition of a helicopter for station WISH-TV.

         SG&A expenses consist primarily of employee salaries and sales commissions, advertising and promotion expenses, and other expenses such as rent, utilities, insurance and other employee benefit costs. SG&A expenses increased $3.5 million for the year ended December 31, 1997, compared with 1996, due to increased sales compensation resulting from the increase in local revenue. The increase was also due to higher promotional expenditures at stations in the Dallas-Fort Worth market aimed at strengthening the Predecessor's position in its largest market.

         Corporate expenses, which are comprised of costs associated with the centralized management of the Stations, remained relatively flat for the year ended December 31, 1997, compared with 1996.

         Amortization of program rights reflects the expenses related to the acquisition of syndicated programming, features and specials. Amortization of program rights for the year ended December 31, 1997, increased $1.1 million as a result of new program purchases at WTNH-TV coupled with program write-offs at KNVA-TV and WBNE-TV.

         Depreciation and amortization of intangible assets increased $1.0 million for the year ended December 31, 1997, compared to 1996. This increase is primarily related to an increase in depreciation expense resulting from capital expenditures aimed at maintaining a high quality on-air product at each of the Predecessor's stations and, to a lesser extent, to a full year of depreciation for the production facility.

         The Predecessor began, in 1995, to construct new facilities and purchase new broadcast equipment to prepare for the Advanced Television transition. During the second quarter of 1997, the Predecessor disposed of towers and other broadcast equipment that could no longer be used with the new technology. The net book loss on this equipment of $2.7 million is reflected on the Predecessor's Consolidated Statement of Operations as tower write-offs.

Operating Income:

           For the reasons discussed above, the Predecessor reported an increase in operating income of $8.3 million for the year ended December 31, 1997, compared to 1996.

         Interest expense, comprised primarily of interest payable on funds borrowed under the Predecessor's bank credit facility, decreased approximately 20% for the year ended December 31, 1997, compared with 1996. The decrease was the result of the renegotiated terms of the Predecessor's bank credit facility and a reduction in the principal outstanding.

         During the last half of 1997, the Predecessor incurred financial, legal, advisory and regulatory filing fees in connection to the Acquisition. These expenses of $7.2 million are reflected on the Predecessor's Consolidated Statements of Operations as merger expense.

         The Predecessor's provision for income taxes increased 16% for the year ended December 31, 1997, compared to 1996, due to higher taxable income and an increase in the Predecessor's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. From time to time, the Company may enter into transactions pursuant to which debt is extinguished, including sales of assets or equity, joint ventures, reorganizations or recapitalizations. There can be no assurance that any such transactions will be undertaken or, if undertaken, will be favorable to stockholders.

         The Company's principal source of funds is its operations and its Senior Credit Facilities. Net cash provided by operating activities for the twelve months ended December 31, 1998, totaled $73.7 million compared to $81.7 million in 1997. The decrease is primarily due to the contribution of KXAS-TV to the Joint Venture in connection with the Acquisition on March 3, 1998, offset partially by a reduction in the amounts paid for interest and income taxes. Net cash used in investing activities was $1,755.3 million for the twelve months ended December 31, 1998, compared to $15.1 million for the same period in 1997, primarily as a result of the acquisition of LIN Television in March 1998. Net cash provided by financing activities for the period ended December 31, 1998 was $1,731.0 million compared to $86.5 million of cash used in financing activities in 1997. This fluctuation is due primarily to the issuance of the Senior Subordinated Notes, the issuance of the Senior Discount Notes, the proceeds from the GECC Note and the equity contribution by Hicks Muse in connection with the Acquisition, partially offset by the principal payment of $260.0 million to retire the old debt.

         The Company presently has indebtedness outstanding of $167.7 million under the Senior Credit Facilities. The total cash financing required to consummate the Grand Rapids Acquisition is expected to be approximately $125.5 million and will be primarily funded by additional Tranche A term loans under the Senior Credit Facilities. In addition to debt service requirements under the Senior Credit Facilities, the Company began making interest payments on its Senior Subordinated Notes on September 1, 1998. Such interest payments are required to be made semi-annually thereafter. The Senior Discount Notes do not require cash interest payments to be made until after March 1, 2003. Thereafter, cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing September 1, 2003. Interest payments on the Notes and interest payments, and amortization with respect to the Senior Credit Facilities represent significant liquidity requirements for the Company. The Senior Subordinated Notes funded in connection with the Acquisition will require annual interest payments of approximately $25.1 million. Beginning September 1, 2003, annual interest payments of approximately $32.5 million will be required to be paid under the Senior Discount Notes. The Company must remain in compliance with a series of financial covenants under the Senior Credit Facilities and the Notes. As of December 31, 1998, the Company was in compliance with all covenants. Assuming continued compliance with these financial covenants, the Company has available credit of approximately $175.0 million under the Senior Credit Facilities.

         The Company's capital expenditures primarily include purchases of broadcasting equipment, studio equipment, vehicles and office equipment to improve the efficiency and quality of television broadcasting operations. The Company's capital expenditures for the year ended December 31, 1998, were $22.7 million compared to $20.6 million for the same period in 1997. The Company has invested approximately $15.8 million to fully prepare its towers and transmitter buildings for the upcoming digital transition. The Company expects to spend approximately $23.0 million annually on capital expenditures in 1999 and in 2000. After 1999, an additional $21.0 million will be required through 2002 to complete the transition to digital broadcasting. The Company anticipates that it will be able to meet its capital expenditure requirements with internally generated funds and borrowings under the Senior Credit Facilities.

         Scheduled principal payments under the Credit Agreement commenced on December 31, 1998 and are payable quarterly until March 31, 2007. Scheduled interest payments on the Senior Subordinated Notes commenced on September 1, 1998 and are payable semi-annually. Scheduled interest payments on the Senior Discount Notes are also payable semi-monthly and will commence September l, 2003. The Company has made all scheduled interest and principal payments within the terms and conditions of the Credit Agreement and the Senior Subordinated Notes indenture. The Company currently has cash balances to make the upcoming March 31, l999 interest payment on the Senior Subordinated Notes. Management believes, based on current operations and projected growth, that its cash flow from operations, together with borrowings available under its senior credit facilities, will be sufficient to meet its future requirements for working capital, capital expenditures, interest payments and scheduled principal payments.

         Based on the current level of operations and anticipated future growth (both internally generated as well as through acquisitions), the Company believes that its cash flows from operations, together with borrowings under the Senior Credit Facilities, will be sufficient to meet its anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments.

         The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the Senior Credit Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

         The Notes and the Senior Credit Facilities impose certain restrictions on the Company's ability to make capital expenditures and limit the Company's ability to incur additional indebtedness. Such restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The covenants contained in the credit agreement and the Indentures governing the Notes also, among other things, limit the ability of the Company to dispose of assets, repay indebtedness or amend other debt instruments, pay distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances and make acquisitions.

         LIN Holdings is a holding company whose only material asset is the capital stock of LIN Television. LIN Holdings does not have any business other than in connection with its ownership of the capital stock of LIN Television and the performance of its obligations with respect to the Senior Discount Notes and the Senior Credit Facilities, and will depend on distributions from LIN Television to meet its debt service obligations, including, without limitation, interest and principal obligations with respect to the Senior Discount Notes. Because of the substantial leverage of LIN Television, and the dependence of LIN Holdings upon the operating performance of LIN Television to generate distributions to LIN Holdings with respect to LIN Television's common stock, there can be no assurance that LIN Holdings will have adequate funds to fulfill its obligations with respect to the Senior Discount Notes. In addition, the credit agreement governing the Senior Credit Facilities, the indenture governing the Senior Subordinated Notes and applicable federal and state law will impose restrictions on the payment of dividends and the making of loans by LIN Television to LIN Holdings.

         Accordingly, LIN Holdings' only source of cash to pay interest on the principal of the Senior Discount Notes is distributions with respect to its ownership interest in LIN Television and its subsidiaries from the net earnings and the cash flows generated by LIN Television and its subsidiaries.

Prior to March 1, 2003, LIN Holdings' interest expense on the Senior Discount Notes will consist solely of non-cash accretion of principal interest and the Senior Discount Notes will not require cash interest payments. On March 1, 2003, LIN Holdings will be required to pay the mandatory principal redemption amount, as defined in the indenture governing the Senior Discount Notes. After such time, the Senior Discount Notes will require annual cash interest payments of $32.5 million. In addition, the Notes mature on March 1, 2008.

         GECC provided debt financing for the Joint Venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (the "GECC Note"). The Company expects that the interest payments on the GECC Note will be serviced solely by the cash flows of the Joint Venture. The GECC Note was issued by LIN Television of Texas, L.P., LIN Television's indirect wholly owned partnership ("LIN Texas"), which distributed the proceeds to LIN Television to finance a portion of the cost of the Acquisition. The obligations to GECC under the GECC Note were assumed by the Joint Venture and LIN Texas was simultaneously released from all obligations under the GECC Note. The GECC Note is not an obligation of LIN Holdings, LIN Television, or any of their respective subsidiaries and is recourse only to the Joint Venture, LIN Television's equity interests therein and Ranger, pursuant to a guarantee. In connection with the formation of the Joint Venture, LIN Television received an option (exercisable through December 31, 1999) to purchase WVTM-TV, the NBC affiliate in Birmingham, Alabama. Ranger B owns 63% of LIN Holdings. If the Joint Venture were unable to pay principal or interest on the GECC Note and GECC could not otherwise get its money back from the Joint Venture, GECC could require Ranger B to pay the shortfall of any outstanding amounts under the GECC Note. If this happened, the Company could experience material adverse consequences, including:

- since Ranger B has no assets other than its 63% ownership of LIN Holdings, GECC could sell the stock of LIN Holdings to satisfy outstanding amounts under the GECC Note;

- if more than 50% of the ownership of LIN Holdings had to be sold to satisfy the GECC Note, it could cause an acceleration of the Senior Credit Facilities Notes; and

- if the GECC Note is prepaid because of an acceleration on default or otherwise, the Company may incur a substantial tax liability.

The Joint Venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations, the amount of cash to be received in the future as distributions on the approximately 20% interest, and the likelihood of a default under the GECC Note are primarily within NBC's control.

YEAR 2000 ISSUE

         Some of Company's older computer programs were written using two digits rather than four digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause system failures or miscalculations in the next millennium, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

         A Company-wide assessment of systems and operations has identified information technology and non-information technology systems (including equipment with embedded chips) that do not properly recognize dates after December 31, 1999. The project team has developed a plan to assess, remediate, test and, sufficiently in advance of the Year 2000, ascertain that the systems of the Company that are critical to the Company's operations will properly recognize such dates after December 31, 1999. Areas of concern that are being addressed include possible service interruptions in satellite feeds providing news, weather and syndicated shows for broadcast; potential failure of equipment with embedded chips including master clocks, studio equipment, master control automation systems and transmission equipment, and telephone, security and environmental control systems.

         The Company will incur capital expenditures and internal staff costs related to this initiative. Total incremental expenses, including depreciation and amortization, of bringing current systems into compliance, writing off existing non-compliant systems and capital replacements, have not had a material impact on the Company's financial condition to date and are not at present, based on known facts, expected to have a future material impact on the Company's financial condition. The Company estimates the total potential remediation costs to be approximately $2.4 million, and that approximately $2.1 million has been incurred to date. The Company estimates that if current planned software upgrades with certain non-information technology systems are not implemented prior to January 1, 2000, the cost to the Company would be as much as $500,000 per year.

         The Company has developed, in the ordinary course of business, a contingency plan to address system failures that are critical to conduct its business. Such plans include the increase in personnel needed to operate the systems that would ordinarily be operated by computer. The Company believes that its contingency plans would adequately address any potential Year 2000 related system failures.

         The Company has initiated a formal communication program with its significant vendors to determine the extent to which the Company is vulnerable to those third parties who fail to remediate their own Year 2000 non-compliance. Based on the information currently available, the Company is not aware of any likely third party Year 2000 non-compliance by the Company or its vendors or customers that will materially affect the Company's business operations; however, the Company does not control the systems of other companies, and cannot assure that such systems will be timely converted and, if not converted, would not have an adverse effect on the Company's business operations. Furthermore, no assurance can be given at this time that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance by the Company, its vendors or customers will not have a material adverse effect on the Company's financial condition.

INFLATION

         The Company believes that its businesses are affected by inflation to an extent no greater than other businesses generally.

RECENTLY-ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for years beginning after December 15, 1997. SFAS 130 requires that a company report items of other comprehensive income either below the total for net income in the income statement, or in a statement of changes in equity, and to disclose the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. As the

Company has no items of other comprehensive income, the adoption of SFAS 130 has no impact on the reported results of operations.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for years beginning after December 15, 1997. SFAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. SFAS 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. Management believes that the Company has only one operating segment, and so the adoption of SFAS 131 has a limited impact on the consolidated financial statements.

         In April 1998, Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," effective for fiscal years beginning after December 15, 1998. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires that costs of start-up activities and organization costs be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes". When adopting this SOP, entities are not required to report the pro forma effects of retroactive application. Management does not believe the implementation of SOP 98-5 will have a material impact on its consolidated financial statements.

         Effective December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after September 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. Management does not believe the implementation of SFAS 133 will have a material impact on its consolidated financial results.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable



                       THIS SPACE INTENTIONALLY LEFT BLANK

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----
LIN Holdings Corp.
Reports of Independent Public Accountants..............................   36-38
Consolidated Balance Sheets...........................................       39
Consolidated Statements of Operations.................................       40
Consolidated Statements of Stockholders' Equity.......................       41
Consolidated Statements of Cash Flows.................................       42
Notes to Consolidated Financial Statements............................    43-61

LIN TELEVISION CORPORATION
Reports of Independent Public Accountants.............................    62-64
Consolidated Balance Sheets...........................................       65
Consolidated Statements of Operations.................................       66
Consolidated Statements of Stockholders' Equity.......................       67
Consolidated Statements of Cash Flows.................................       68
Notes to Consolidated Financial Statements............................    69-86

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of LIN Holdings Corp.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of LIN Holdings Corp. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the period from March 3, 1998 (date of the Acquisition) to December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the accompanying financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audits of these financial statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                /s/ PricewaterhouseCoopers LLP





 Boston, Massachusetts
 February 17, 1999, except
 as to the information presented
 under LIN Merger Termination
 in Note 4 for which the
 date is March 14, 1999

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of LIN Television Corporation.

         In our opinion, the accompanying consolidated statements of operations and of cash flows present fairly, in all material respects, the results of operations and cash flows of LIN Television Corporation and its subsidiaries (the "Predecessor") for the period from January 1, 1998 to March 2, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



                                               /s/ PricewaterhouseCoopers LLP




Boston, Massachusetts
February 17, 1999, except
as to the information presented
under LIN Merger Termination
in Note 4 for which the
date is March 14, 1999

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
LIN TELEVISION CORPORATION

We have audited the accompanying consolidated balance sheets of LIN Television Corporation as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LIN Television Corporation at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                             ERNST & YOUNG LLP


Fort Worth, Texas
January 19, 1998,
except for Note 2,
as to which the
date is March 3, 1998

                               LIN HOLDINGS CORP.
                           Consolidated Balance Sheets
                    (In Thousands, Except Number of Shares)

                                                                       LIN Holdings             Predecessor
                                                               ----------------------------     -----------
                                                               December 31,     December 31,    December 31,
                                                                  1998             1997             1997
                                                               -----------      -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                                    $   41,349          $--           $  8,046
  Accounts receivable, less allowance for
    doubtful accounts (1998 - $1,880;
    1997(predecessor) - $2,197)                                    40,917           --             57,645
  Program rights                                                    9,671           --              9,916
  Other current assets                                                916            1              1,865
                                                               ----------          ---           --------
Total current assets                                               92,853            1             77,472
Property and equipment, net                                       131,758           --            107,593
Deferred financing costs                                           46,821           --              5,420
Investment in joint venture                                        70,692           --                473
Investment in SSDB                                                  7,125           --                 --
Intangible assets, net                                          1,444,600           --            369,588
Program rights and other noncurrent assets                          7,041           --              8,780
                                                               ----------          ---           --------
  Total assets                                                 $1,800,890          $ 1           $569,326
                                                               ==========          ===           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $    8,917          $--           $  7,553
  Program obligations                                               9,990           --             11,320
  Accrued income taxes                                              3,735           --              3,444
  Current portion of long-term debt                                15,063           --                 --
  Accrued interest expense                                          9,154           --                265
  KXTX Management fee payable                                       4,175           --                 --
  Other accruals                                                   18,548           --             20,624
                                                               ----------          ---           --------
Total current liabilities                                          69,582           --             43,206
Long-term debt, excluding current portion                         668,517           --            260,000
Deferred income taxes                                             519,207           --             65,248
Other noncurrent liabilities                                       11,175           --              8,307
                                                               ----------          ---           --------
Total liabilities                                               1,268,481           --            376,761
                                                               ----------          ---           --------
Commitments and Contingencies (Notes 8,13 and 14)

Stockholders' equity:
  Preferred stock, $0.01 par value: Authorized
     shares - (1998 - none, 1997 - none, 1997
     (predecessor) - 15,000,000) ; issued and
     outstanding shares - none
  Common stock, $0.01 par value: Authorized
     shares - (1998 - 1,000, 1997 - 1,000, 1997
     (predecessor) - 90,000,000); issued and outstanding
     shares - (1998 - 1,000, 1997 - 1,000, 1997
  (predecessor) - 29,857,000)                                          --           --                299
  Treasury stock (79 shares at cost)                                   --           --                 (3)
  Additional paid-in capital                                      559,668            1            283,177
  Accumulated deficit                                             (27,259)           -            (90,908)
                                                               ----------          ---           --------
Total stockholders' equity                                        532,409            1            192,565
                                                               ----------          ---           --------
  Total liabilities and stockholders' equity                   $1,800,890          $ 1           $569,326
                                                               ==========          ===           ========



       The accompanying notes are an integral part of the consolidated financial statements.

                               LIN HOLDINGS CORP.
                     Consolidated Statements of Operations
                                 (In Thousands)


                                                   LIN Holdings       Predecessor        Predecessor      Predecessor
                                                   ------------       -----------        -----------      ------------
                                                    March 3 -          January 1 -       Year ended        Year ended
                                                   December 31,         March 2,         December 31,      December 31,
                                                       1998               1998              1997               1996
                                                   -----------        -----------        -----------      ------------

NET REVENUES                                         $189,536           $43,804           $291,519           $273,367
Operating costs and expenses:
Direct operating                                       48,812            11,117             70,746             68,954
Selling, general and administrative                    42,168            11,701             63,473             59,974
Corporate                                               7,130             1,170              6,763              6,998
KXTX management fee                                     8,033                --                 --                 --
Amortization of program rights                         10,712             2,743             15,596             14,464
Depreciation and amortization of
intangible assets                                      45,199             4,581             24,789             23,817
Tower write-offs                                           --                --              2,697                 --
                                                     --------           -------           --------           --------
TOTAL OPERATING COSTS AND EXPENSES                    162,054            31,312            184,064            174,207
                                                     --------           -------           --------           --------
OPERATING INCOME                                       27,482            12,492            107,455             99,160

Other (income) expense:
Interest expense                                       53,576             2,764             21,340             26,582
Investment income                                      (1,220)              (98)            (1,332)            (1,354)
Loss on investment in joint venture                     6,037               244              1,532                995
Merger expense                                             --             8,616              7,206                 --
                                                     --------           -------           --------           --------
TOTAL OTHER EXPENSE                                    58,393            11,526             28,746             26,223
                                                     --------           -------           --------           --------
Income (loss) before provision for (benefit
from) income taxes                                    (30,911)              966             78,709             72,937
Provision for (benefit from) income taxes              (3,652)            3,710             30,602             26,476
                                                     --------           -------           --------           --------
NET INCOME (LOSS)                                    $(27,259)          $(2,744)          $ 48,107           $ 46,461
                                                     ========           =======           ========           ========




       The accompanying notes are an integral part of the consolidated financial statements.

                               LIN HOLDINGS CORP.
                Consolidated Statements of Stockholders' Equity
                                 (In Thousands)


                                                    Common Stock                      Additional                        Total
                                                 -------------------     Treasury       Paid-in       Accumulated   Stockholders'
                                                  Shares      Amount       Stock        Capital         Deficit         Equity
                                                 -------       -----       -----       ---------       ---------       ---------

Balance at January 1, 1996 (predecessor)          29,489       $ 295       $  --       $ 271,446       $(185,307)      $  86,434
Net income                                            --          --          --              --          46,461          46,461
Proceeds from exercises of stock options
  and issuance of Employee Stock
Purchase Plan shares                                 228           2          --           4,800              --           4,802
Tax benefit from exercises of stock options           --          --          --             751              --             751
                                                 -------       -----       -----       ---------       ---------       ---------
Balance at December 31, 1996 (predecessor)        29,717         297          --         276,997        (138,846)        138,448
Net income                                            --          --          --              --          48,107          48,107
Proceeds from exercises of stock options
  and issuance of Employee Stock
Purchase Plan shares                                 140           2          --           3,633              --           3,635
Treasury stock purchases                              --          --        (816)             --              --            (816)
Treasury stock reissuances                            --          --         813              --            (169)            644
Tax benefit from exercises of stock options           --          --          --           2,547              --           2,547
                                                 -------       -----       -----       ---------       ---------       ---------
Balance at December 31, 1997 (predecessor)        29,857         299          (3)        283,177         (90,908)        192,565
Net loss                                              --          --          --              --          (2,744)         (2,744)
Proceeds from exercises of stock options
  and issuance of Employee Stock
Purchase Plan shares                                  29          --          --           1,071              --           1,071
Tax benefit from exercises of stock options           --          --          --          10,714              --          10,714
                                                 -------       -----       -----       ---------       ---------       ---------
Balance at March 2, 1998 (predecessor)            29,886         299          (3)        294,962         (93,652)        201,606
Acquisition of LIN Television Corporation
  and contribution of KXAS-TV to
  joint venture                                  (29,886)       (299)          3        (294,962)         93,652        (201,606)
Proceeds from issuance of Common Stock                 1          --          --         558,123              --         558,123
Net loss                                              --          --          --              --         (27,259)        (27,259)
Proceeds from capital contributions                   --          --          --           1,000              --           1,000
Payments on exercise of phantom stock units           --          --          --             (95)             --             (95)
Tax benefit from exercises of stock options           --          --          --             640              --             640
                                                 -------       -----       -----       ---------       ---------       ---------
Balance at December 31, 1998                           1       $  --       $  --       $ 559,668       $ (27,259)      $ 532,409
                                                 =======       =====       =====       =========       =========       =========


        The accompanying notes are an integral part of the consolidated financial statements.

                               LIN HOLDINGS CORP.
                     Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                LIN Holdings      Predecessor      Predecessor       Predecessor
                                                                -----------       -----------      ------------     ------------
                                                                 March 3 -         January 1 -      Year ended       Year ended
                                                                December 31          March 2        December 31,     December 31,
                                                                   1998               1998             1997             1996
                                                                -----------       -----------      ------------     ------------

OPERATING ACTIVITIES:
Net income (loss)                                               $   (27,259)        $ (2,744)        $ 48,107         $ 46,461
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization (includes amortization of
financing costs and note discounts)                                  66,563            4,714           25,688           24,818
Amortization of program rights                                       10,712            2,743           15,596           14,464
Tax benefit from exercises of stock options                             640           10,714            2,547              751
Deferred income taxes                                                (4,792)           1,907               54            3,127
Net loss (gain) on disposition of assets                                (49)              19            3,067             (158)
Program payments                                                    (10,497)          (4,157)         (13,179)         (15,536)
Loss on investment in joint venture                                   6,037              244            1,532              995
Provision for doubtful accounts                                        (108)              98              237               (4)
Changes in operating assets and liabilities, net of
  acquisitions and disposals:
  Accounts receivable                                                (7,836)           7,695           (5,216)          (1,930)
  Program rights, net of program obligations                            436              (45)               4              (42)
  Other assets                                                       20,163          (19,102)          (3,980)           3,556
  Accounts payable                                                    1,209            1,187              178           (2,485)
  Accrued income taxes                                                  366            1,777              926           (5,943)
  Accrued interest expense                                            9,154               74             (166)          (3,286)
  KXTX Management fee payable                                         4,175               --               --               --
  Other accruals                                                     (3,623)           3,292            6,296            6,011
                                                                -----------         --------         --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            65,291            8,416           81,691           70,799
                                                                -----------         --------         --------         --------
Investing activities:
Capital expenditures                                                (21,498)          (1,221)         (20,605)         (27,557)
Investment in Special Services Delaware B                            (7,125)              --               --               --
Proceeds from asset dispositions                                         64                3            7,045              693
Investment in joint venture                                            (250)            (250)          (1,500)          (1,000)
Acquisition of LIN Television Corporation                        (1,724,281)              --               --               --
Local Marketing Agreement expenditures                                 (775)              --               --               --
                                                                -----------         --------         --------         --------
NET CASH USED IN INVESTING ACTIVITIES                            (1,753,865)          (1,468)         (15,060)         (27,864)
                                                                -----------         --------         --------         --------
FINANCING ACTIVITIES:
Proceeds from exercises of stock options and sale of
Employee Stock Purchase Plan shares                                      --            1,071            4,279            4,802
Treasury stock purchases                                                 --               --             (816)              --
Principal payments on long-term debt                               (262,323)              --          (90,000)         (37,000)
Proceeds from long-term debt                                        668,929               --               --               --
Proceeds from GECC Note                                             815,500               --               --               --
Loan fees incurred on long-term debt                                (51,211)              --               --             (810)
Proceeds from sale of Common Stock                                  558,123               --               --               --
Proceeds from capital contributions                                   1,000               --               --               --
Payments on exercise of phantom stock units                             (95)              --               --               --
                                                                -----------         --------         --------         --------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                              1,729,923            1,071          (86,537)         (33,008)
                                                                -----------         --------         --------         --------
Net increase (decrease) in cash and cash equivalents                 41,349            8,019          (19,906)           9,927

Cash and cash equivalents at the beginning of the period                 --            8,046           27,952           18,025
                                                                -----------         --------         --------         --------
Cash and cash equivalents at the end of the period              $    41,349         $ 16,065         $  8,046         $ 27,952
                                                                ===========         ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:
Interest                                                        $    23,059         $  2,895         $ 20,608         $ 28,866
Income taxes                                                    $     1,075         $     46         $ 26,092         $ 25,285



The accompanying notes are an integral part of the consolidated financial statements.

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

         LIN Holdings Corp ("LIN Holdings"), together with its subsidiaries including LIN Television Corporation ("LIN Television" the predecessor business prior to the acquisition (see Note 3)), (together, the "Company"), is a television station group operator in the United States that owns and operates seven network-affiliated television stations and has an agreement to purchase an eighth (WOOD-TV). Additionally, the Company has local marketing agreements ("LMAs"), under which it programs four other stations in the markets in which it operates. The Company has agreements to dispose of one LMA (KXTX-TV), and to acquire another (WOTV-TV). An LMA is a programming agreement between two separately owned television stations serving a common service area, under which the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee's station, subject to ultimate editorial and other controls being exercised by the later licensee, and sells advertising time during those programming segments.

         The Company owns and operates, or has agreements to purchase, three CBS affiliates, three NBC affiliates and two ABC affiliates. The Company also programs four additional network-affiliated television stations pursuant to LMAs. Additionally, an indirect subsidiary of the Company holds an approximate 20% equity interest in a joint venture with NBC ("the Joint Venture"). The Joint Venture consists of KXAS-TV, an NBC affiliate station in Dallas-Fort Worth, and KNSD-TV, an NBC affiliate in San Diego, California. NBC operates the stations owned by the Joint Venture pursuant to a management agreement. The Company is also the owner and operator of 21 low-power broadcast stations.

         LIN Holdings was formed on July 18, 1997. On March 3, 1998, LIN Holdings, through its wholly-owned subsidiary LIN Acquisition Company, acquired LIN Television Corporation.

         All of the Company's direct and indirect consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Subordinated Notes (see
Note 8) on a joint and several basis.

         The Company conducts its business through its subsidiaries and has no operations or significant assets other than its investment in its subsidiaries. Accordingly, no separate or additional financial information about the subsidiares is provided.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

         The accompanying consolidated financial statements include the accounts of LIN Holdings and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. The Company conducts its business through its subsidiaries, and has no operations or assets other than its investments in its subsidiaries. Accordingly, no separate or additional financial information about the subsidiaries is provided.

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Use of Estimates:

         The management of the Company is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the financial statements, and the notes thereto, in order to conform with generally accepted accounting principles. The Company's actual results could differ from these estimates.

Cash and Cash Equivalents:

         Cash equivalents consist of highly liquid, short-term investments which have an original maturity of three months or less when purchased. The Company's excess cash is invested primarily in commercial paper.

Property and Equipment:

         Property and equipment is recorded at cost and is depreciated by the straight-line method over the estimated useful lives of the assets, generally 20 to 30 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. The Company recorded depreciation expense in the amount of $2.3 million for the period from January 1, 1998 to March 2, 1998, $14.5 million for the period from March 3, 1998 to December 31, 1998, $12.3 million in 1997, and $8.2 million in 1996.

Revenue Recognition:

         Broadcast revenue is recognized during the period in which the advertising is aired. Barter revenue is recognized based on the estimated fair value of the product or service rendered.

Advertising Expense:

         The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $1.7 million for the period from January 1, 1998 to March 2, 1998, $3.1 million for the period from March 3, 1998 to December 31, 1998, $5.6 million in 1997, and $4.8 million in 1996.

Intangible Assets:

         Intangible assets include FCC licenses, network affiliations and goodwill, all of which are being amortized over a period of 40 years. The Company periodically evaluates the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows derived from the asset are less than its carrying value.

Program Rights:

         Program rights are recorded as assets when the license period begins and the programs are available for broadcasting. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. The program costs are charged to expenses over their estimated broadcast periods using the straight-line method. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement.

Income Taxes:

         Deferred tax liabilities and assets are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using current statutory rates. A valuation allowance is applied against net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Concentrations of Credit Risk:

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Concentration of credit risk with respect to cash and cash equivalents is limited, as the Company maintains its primary banking relationships with only large nationally recognized institutions. Credit risk with respect to trade receivables is limited, as the trade receivables are primarily from advertising revenues generated from a large diversified group of local and nationally recognized advertisers. The Company does not require collateral or other security against trade receivable balances; however, it does maintain reserves for potential credit losses and such losses have been within management's expectations for all years presented. The carrying values of cash and cash equivalents and accounts receivable approximate fair value.

Reclassification:

         Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

NOTE 3 - BUSINESS COMBINATIONS:

         LIN Holdings and LIN Acquisition Company, both affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), entered into an Agreement and Plan of Merger with LIN Television on August 12, 1997 (as amended, the "Merger Agreement"). Pursuant to, and upon the terms and conditions of, the Merger Agreement, LIN Holdings acquired LIN Television (the "Acquisition") on March 3, 1998 by merging LIN Acquisition Company, its wholly-owned subsidiary, with and into LIN Television (the "Merger"), with LIN Television surviving the merger and becoming a direct, wholly-owned subsidiary of LIN Holdings. The total purchase price for the common equity of LIN Television was approximately $1.7 billion. In addition, the Company refinanced $260.2 million of LIN Television's indebtedness and incurred acquisition costs of approximately $32.2 million.

         The Acquisition was funded by:

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

         (v) $199.6 million of gross proceeds from the issuance by Holdings of $325.0 million aggregate principal amount at maturity of 10% senior discount notes due 2008 ("Senior Discount Notes"), which proceeds were contributed by LIN Holdings to the common equity of the LIN Television;

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (vi)     $815.5 million of proceeds of the GECC Note; and

         (vii) $558.1 million of common equity provided by affiliates of Hicks Muse, management and other co-investors to the equity of the corporate parents of LIN Holdings, which in turn, through LIN Holdings, contributed such amount to the common equity of the LIN Television (collectively, the "Financings").

         The Senior Subordinated Notes and the Senior Discount Notes were subsequently registered with the Securities and Exchange Commission (the "SEC").

         In connection with the Acquisition, LIN Television and NBC formed a television station joint venture. The Joint Venture consists of KXAS-TV, formerly LIN Television's Dallas-Fort Worth NBC affiliate, and KNSD-TV, formerly NBC's San Diego station. A wholly-owned subsidiary of NBC is the general partner of the Joint Venture (the "NBC General Partner") and NBC operates the stations owned by the Joint Venture. The NBC General Partner holds an approximate 80% equity interest and the Company holds an approximate 20% equity interest in the Joint Venture (see Note 5). General Electric Capital Corporation ("GECC") provided debt financing for the Joint Venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (the "GECC Note"). The Company expects that the interest payments on the GECC Note will be serviced solely by the cash flows of the Joint Venture.

         The GECC Note was issued by LIN Television of Texas, L.P., the Company's indirect wholly- owned partnership ("LIN Texas"), which distributed the proceeds to the Company to finance a portion of the cost of the Acquisition. The obligations to GECC under the GECC Note were assumed by the Joint Venture and LIN Texas was simultaneously released from all obligations under the GECC Note. The GECC Note is not an obligation of the Company or any of its respective subsidiaries, and has recourse only to the Joint Venture, the Company's equity interest therein and to one of LIN Holdings' two corporate parents pursuant to a guarantee.

         In connection with the formation of the Joint Venture, the Company received an extension of its NBC network affiliation agreements (for stations WAVY-TV, KXAN-TV and WOOD-TV) to 2010 and the option (exercisable through December 31, 1999) to purchase WVTM-TV, the NBC affiliate in Birmingham, Alabama.

         The Acquisition was accounted for as a purchase and accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired is allocated to intangible assets, primarily to FCC licenses, network affiliations and goodwill. The results of operations associated with the acquired assets and liabilities have been included in the accompanying statements from the date of acquisition on March 3, 1998 through December 31, 1998.

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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
                                                                    ----------
Total acquisition.................................................. $1,176,359
                                                                    ==========

         The following summarizes unaudited pro forma consolidated results of operations for the year ended December 31, 1998, as if the Acquisition and the Joint Venture had taken place on January 1, 1998 (in thousands):

                                                                     December 31,
                                                                         1998
                                                                     -----------
Net Revenue .......................................................   $220,105
Operating Income ..................................................     27,519
Net Loss ..........................................................    (39,170)



         The pro forma results do not necessarily represent results that would have occurred if the Acquisition and Joint Venture had taken place on the date indicated nor are they necessarily indicative of the results of future operations.

         In 1999, the Company expects to acquire from AT&T Corporation ("AT&T") the assets of WOOD-TV and the LMA rights related to WOTV-TV (collectively, the "Grand Rapids Stations"), both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The Company currently provides services to the Grand Rapids Stations pursuant to a consulting agreement with AT&T. The total purchase price for the Grand Rapids Acquisition will be approximately $125.5 million, plus accretion of 8.0% per annum which commenced on January 1, 1998. The Grand Rapids Acquisition is expected to be funded by $125.0 million of additional Tranche A Term Loans. For the fiscal year ended December 31, 1998, the Grand Rapids Stations generated net revenues and operating income of $32.2 million and $12.9 million, respectively. The historical and pro forma financial information provided elsewhere does not give effect to the Grand Rapids Acquisition.

NOTE 4 - BUSINESS DEVELOPMENTS:

LIN MERGER TERMINATION:

         On July 7, 1998, Chancellor Media Corporation ("Chancellor"), a company in which Hicks Muse has an interest, entered into a merger agreement (the "Chancellor Merger Agreement") with Ranger Equity Holdings Corporation ("Ranger") to acquire Ranger in a stock for stock transaction (the "Chancellor Merger"). On March 14, 1999, the Boards of Directors of Chancellor and Ranger, agreed to terminate the Chancellor Merger Agreement. Additionally, Chancellor's Board of Directors approved the assignment of the agreements to acquire Petry Media Corporation, a leading television representation firm, and Pegasus Broadcasting of San Juan, L.L.C., a television broadcasting company that owns a television station in Puerto Rico, to the Company. The assignment of the agreements relating to the purchase of Petry Media Corporation and Pegasus

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Broadcasting are subject to negotiation of definitive documentation, third-party approval and various other conditions, including governmental approvals, and, accordingly, there can be no assurance that such transactions will be completed by the Company.

Sale of KXTX:

         On August 1, 1998, LIN Television of Texas, L.P. and Southwest Sports Group, Inc. ("SSG"), a Delaware corporation and an entity in which a partner of Hicks Muse has a substantial economic interest, entered into an Asset Purchase Agreement (the "SSG Agreement") pursuant to which LIN Texas will assign the purchase option on and sell the assets of KXTX-TV to SSG. In exchange, LIN Texas will receive 500,000 shares of SSG's Series A Convertible Preferred Stock, par value $100.00 per share ("SSG Preferred Stock"). Following the completion of the transactions contemplated by the SSG Agreement, LIN Texas will be entitled to receive dividends at the per annum rate of 6% of par value prior to the payment by SSG of any dividend in respect of its common stock ("SSG Common Stock") or any other junior securities. At the option of SSG, dividends will be payable either in kind or in cash. LIN Texas will have the right, upon the earlier of
(i) the third anniversary of the issuance of the SSG Preferred Stock and (ii) an initial public offering of SSG Common Stock, to convert its shares of SSG Preferred Stock into shares of SSG Common Stock at a conversion rate equal to the par value per share of the SSG Preferred Stock ( plus accrued and unpaid dividends thereon) divided by the fair market value per share of the SSG Common Stock. SSG will have the right, at its sole option, to redeem the SSG Preferred Stock at par value (plus accrued and unpaid dividends thereon) at any time.

         Subject to the terms of the SSG Agreement and the satisfaction of certain conditions, including the receipt of National Hockey League and Major League Baseball approvals and SSG's consummation of certain other business acquisitions, it is expected that the purchase option assignment and sale of KXTX-TV will be consummated by the end of the third quarter of 1999.

         Also, on August 1, 1998, LIN Texas and Southwest Sports Television Inc. ("SST"), an affiliate of SSG, entered into a Sub-Programming Agreement pursuant to which SST renders certain services with respect to KXTX-TV in exchange for a management fee equal to the cash receipts of the station less operating and other expenses. For the year ended December 31, 1998, total management fee expense was $8.0 million, $4.2 million of which remained payable as of December 31, 1998.

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INVESTMENTS:



Joint Venture with NBC:

         The Company owns a 20% interest in a Joint Venture with NBC (see Note
3) and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the Joint Venture (in thousands):

                                                                For the Period
                                                                 from March 3
                                                                   through
                                                               December 31, 1998
                                                               -----------------

Net revenues...................................................     119,849
Operating income...............................................      28,438
Net loss ......................................................   $ (26,044)


                                                                 As of December
                                                                    31, 1998
                                                                 --------------

Current assets.................................................       2,507
Non-current assets.............................................     249,441
Current liabilities............................................          --
Non-current liabilities........................................    $816,050


Investment in Special Services Delaware B, Inc.:

         Special Services Delaware B, Inc. ("SSDB") owns and leases an aircraft to Chancellor. In October 1998, the Company invested $7.1 million for 25% of the capital stock of SSDB. Ranger Equity Holdings A Corp., a subsidiary of Ranger, invested $21.4 million for the remaining 75% of the capital stock of SSDB.

         The Company accounts for its interest in SSDB using the equity method, as the Company does not have a controlling interest. The results of SSDB for the period ended December 31, 1998 were immaterial.

NOTE 6- PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following at December 31 (in thousands):

                                                                     Predecessor
                                                             1998         1997
                                                          --------   -----------

Land and Land Improvements ..........................     $  8,266     $ 10,550
Buildings and fixtures ..............................       29,789       39,977
Broadcasting and other equipment ....................      108,169      129,238
                                                          --------     --------
Total Property and Equipment ........................      146,224      179,765
Less accumulated depreciation and amortization ......      (14,466)     (72,172)
                                                          --------     --------
Net Property and Equipment ..........................     $131,758     $107,593
                                                          ========     ========

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - INTANGIBLE ASSETS:

     Intangible assets consisted of the following at December 31 (in thousands):


                                                                     Predecessor
                                                           1998          1997
                                                        ----------     --------

FCC licenses and network affiliations ..............    $  807,029     $312,450
Goodwill ...........................................       668,272      128,043
                                                        ----------     --------
                                                         1,475,301      440,493
Less accumulated amortization ......................       (30,701)     (70,905)
                                                        ----------     --------
                                                        $1,444,600     $369,588
                                                        ==========     ========

NOTE 8- LONG-TERM DEBT:

     Long-term debt consisted of the following at December 31 (in thousands):


                                                                     Predecessor
                                                            1998         1997
                                                          --------   -----------

Senior Credit Facilities ...........................      $167,678     $260,000
$300,000 8 3/8% Senior Subordinated Notes
   due 2008 (net of a discount of $663) ............       299,337           --
$325,000 10% Senior Discount Notes
   due 2008 (net of a discount of $108,435) ........       216,565           --
                                                          --------     --------
Total debt .........................................       683,580      260,000
Less current portion ...............................       (15,063)          --
                                                          --------     --------
Total long-term debt ...............................      $668,517     $260,000
                                                          ========     ========

         Interest rates associated with the Company's long-term debt are, at the discretion of the Company, based on the prevailing prime rate or LIBOR rate plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if the Company selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Due to the frequent repricing of the Senior Credit Facilities, the book value of the liability at December 31, 1998 approximates market value.

Senior Credit Facilities:

         On March 3, 1998, the Company entered into a credit agreement (the "Credit Agreement") with the Chase Manhattan Bank, as administrative agent (the "Agent"), and the lenders named therein. Under the Credit Agreement, the Company established a $295 million term loan facility, a $50 million revolving facility, and a $225 million incremental term loan facility (collectively, the "Senior Credit Facilities"). Borrowings under the Senior Credit Facilities and part of the proceeds from the 8 3/8% Senior Subordinated Notes were used to repay LIN Television's existing debt.

         Borrowings under the Senior Credit Facilities bear interest at a rate based, at the option of the Company, on an adjusted London interbank offered rate ("Adjusted LIBOR"), or the highest of the Agent's prime rates, certificate of deposits rate plus 1.00%, or the Federal Funds effective rate plus 1/2 of 1.00% (the "Alternate Base Rate"), plus an incremental rate based on the Company's financial

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



performance. As of December 31, 1998, the interest rates on the $50 million Tranche A term loan and the $120 million Tranche B term loan were 6.88% and 7.38%, respectively, based on the Adjusted LIBOR. The weighted average interest rate on outstanding borrowings was 7.42% and 6.40% at December 31, 1998, respectively. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.50%, based upon the Company's leverage ratio for that particular quarter on the unused portion of the loan commitment, in addition to annual agency and other administration fees.

         The obligations of the Company under the Senior Credit Facilities are unconditionally and irrevocably guaranteed, jointly and severally, by LIN Holdings and by each existing and subsequently acquired or organized subsidiary of the Company. In addition, substantially all of the assets of the Company and its subsidiaries are pledged as collateral against the performance of these obligations. Required principal repayments of amounts outstanding under the Senior Credit Facilities commence on December 31, 1998. The Company's ability to make additional borrowings under the Senior Credit Facilities is subject to compliance with certain financial covenants and other conditions set forth in the Credit Agreement.

         The fair values of the Company's other long-term debt are estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

         The carrying amounts and fair values of long-term debt at December 31, 1998 and 1997 were as follows:

                                                                  Predecessor
(Thousands of dollars)                    December 31, 1998    December 31, 1997
--------------------------------------------------------------------------------

Carrying amount ............................  $683,580             $260,000
Fair value .................................   695,241              260,000


Senior Subordinated Notes:

         On March 3, 1998, LIN Television issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 in a private placement for net proceeds of $290.3 million. Such Senior Subordinated Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are obligations of LIN Television without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly-owned subsidiaries of LIN Television. Interest on the Senior Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, commencing on September 1, 1998. The effective interest rate of the Senior Subordinated Notes is 8.9% on an annual basis.

Senior Discount Notes:

         In connection with the Merger on March 3, 1998, LIN Holdings issued $325 million aggregate principal amount at maturity of 10% Senior Discount Notes due 2008 in a private placement. Such Senior Discount Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Discount Notes were issued at a discount and generated net proceeds of $192.6 million to LIN Holdings. The Senior Discount Notes are unsecured senior

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


obligations of LIN Holdings, and are not guaranteed. Cash interest will not accrue or be payable on the Senior Discount Notes prior to March 1, 2003. Thereafter, cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing on September 1, 2003. The effective interest rate of the Senior Discount Notes is 11.0% on an annual basis.

NOTE 9 - STOCKHOLDERS' EQUITY:

Common Stock:

         LIN Holdings capital structure includes one class of common stock with a par value of $.01 per share. All of LIN Holdings common stock is owned indirectly by Ranger. The common equity of Ranger is owned by affiliates of Hicks Muse, management and other co-investors.

Stock Option Plan:

         The Company participates in the Ranger Equity Holdings Corporation 1998 Stock Option Plan (the "1998 Option Plan"). Pursuant to the 1998 Option Plan nonqualified options have been granted to certain directors, officers and key employees of the Company. Prior to March 2, 1998, nonqualified options in the stock of LIN Television were granted to directors, officers and key employees of the Company pursuant to the LIN Television Corporation 1994 Adjustment Stock Incentive Plan, the Amended and Restated 1994 Stock Incentive Plan and the 1994 Nonemployee Director Stock Incentive Plan, each of which were terminated, and all options granted under each were exercised or cancelled on March 2, 1998.

         Options granted pursuant to the 1998 Option Plan are generally not exercisable until one year after grant, have vesting terms of four to five years and expire ten years from the date of grant.

         The Company has adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" and, as permitted under SFAS No. 123, applies Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its plans. No compensation expense was recorded under APB No. 25 for the periods from January 1, 1998 to March 2, 1998, and March 3, 1998 to December 31, 1998, and for the years ended December 31, 1997 and 1996. Pro forma information regarding net income is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1997 and 1996: risk-free interest rates of 5.92% and 5.48% for 1997 and 1996, respectively; volatility factors of the expected price of the Company's Common Stock of 0.30; and a weighted-average expected life of the options of seven years. The fair value of options granted in 1998 is deemed to be immaterial. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock option plans, net income (loss) would have been changed to the pro forma amounts indicated below (in thousands):

                                  ---------------------------------------------------------
                                    March 3 -       Predecessor
                                  December 31,      January 1 -    Predecessor  Predecessor
                                     1998          March 2, 1998       1997        1996
                                  -----------      -------------   -----------  -----------

Pro forma net income (loss) ....  $(27,259)          $(2,744)        $45,532      $43,611



A summary of the Company's stock option activity and related information for the period from January 1 to March 2, 1998, and the years ended December 31, 1997 and 1996 is as follows:

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           January 1 -
                                                         March 2, 1998                    1997                     1996
                                                     ---------------------        ---------------------    ----------------------
                                                                  Weighted                     Weighted                  Weighted
                                                                   Average                      Average                   Average
                                                                  Exercise                     Exercise                  Exercise
                                                      Options       Price         Options        Price      Options        Price
                                                     --------     --------        --------    ---------    ---------     --------

Options outstanding beginning of period .........    2,372,433      $26.75       1,859,798       $26.75    1,621,305       $24.43
Granted .........................................           --          --         662,400        41.08      581,311        30.44
Exercised .......................................           --          --        (120,995)       23.32     (179,604)       18.61
Acquisition of LIN Television ...................   (2,372,433)      26.75              --           --           --           --
Canceled or expired .............................           --          --         (28,770)       22.28     (163,214)       25.93
                                                    ----------                   ---------                 ---------
Options outstanding end of period ...............           --          --       2,372,433        31.02    1,859,798        26.75
                                                    ==========                   =========                 =========
Exercisable at end of period ....................           --      $   --       1,013,187       $25.96      722,833       $23.44
Weighted-average fair value of
   options granted during the period ............           --      $   --              --       $18.61           --       $13.49


As of December 31, 1997 and 1996, 1,681,867 and 1,328,266 options were available for grant under the Predecessors's option plans, respectively.

During the period from March 3, 1998 to December 31, 1998, 50,901,375 options and phantom stock units underlying the stock of Ranger were granted to employees and directors of LIN Television. These options and phantom units have a weighted average exercise price of $0.61. As of December 31, 1998, 100,000 of these options and phantom units were exercisable.

NOTE 10 - INCOME TAXES:

Subsequent to the Merger, the Company and its subsidiaries will be included in the consolidated federal income tax return filed by Ranger. Pursuant to the tax-sharing agreement between the Company and Ranger, tax liabilities and benefits were determined as if Ranger and the Company were each separate and independent entities. As of December 31, 1998, no amounts were due to or receivable from the Company under the tax sharing agreement.

Provision for (benefit from) income taxes included in the accompanying consolidated statements of operations consisted of the following:

                                             Predecessor
                                 March 3 -    January 1-
                                December 31    March 2   Predecessor  Predecessor
                                   1998         1998         1997         1996
                                -----------  ----------- -----------  -----------
Current:
Federal ....................     $    --       $1,740      $29,325       $22,439
State ......................       1,140           63        1,223           910
                                 -------       ------      -------       -------
                                 $ 1,140       $1,803      $30,548       $23,349

Deferred:
Federal ....................     $(4,197)      $1,815      $   210       $ 3,258
State ......................        (595)          92         (156)         (131)
                                 -------       ------      -------       -------
                                  (4,792)       1,907           54         3,127
                                 -------       ------      -------       -------
                                 $(3,652)      $3,710      $30,602       $26,476
                                 =======       ======      =======       =======

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the amount that would be provided by applying the 35% federal statutory rate to income (loss) before provision for (benefit from) income taxes to the actual provision for (benefit from) income taxes:

                                                                           Predecessor
                                                              March 3 -    January 1-
                                                             December 31     March 2   Predecessor  Predecessor
                                                                1998          1998         1997        1996
                                                             -----------   ----------- -----------  -----------

Provision (benefit) assuming federal statutory rate ........  $(10,693)      $  338      $27,548      $25,528
State taxes, net of federal tax benefit ....................       354           41          846          962
Amortization ...............................................     5,431          180        1,077        1,077
Merger expenses ............................................        --        3,017           --           --
Other ......................................................     1,256          134        1,131       (1,091)
                                                              --------       ------      -------      -------
                                                              $ (3,652)      $3,710      $30,602      $26,476
                                                              ========       ======      =======      =======

         Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of enacted tax laws.

The components of the deferred tax liability are as follows at December 31:

                                                                     Predecessor
                                                          1998          1997
                                                        --------     -----------

Intangible assets ..................................    $502,898       $52,957
Property and equipment .............................      21,924        14,389
Other ..............................................      (5,615)       (2,098)
                                                        --------       -------
                                                        $519,207       $65,248
                                                        ========       =======

         At December 31, 1998, the Company had a federal net operating loss carryforward of approximately $3.5 million expiring in 2018.

NOTE 11 - RELATED-PARTY TRANSACTIONS:

         In connection with the Acquisition (see Note 3), LIN Holdings and LIN Television (collectively, the "Clients") entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services to the Clients. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of LIN Holdings and its subsidiaries for the then current fiscal year. Upon the acquisition by LIN Holdings and its subsidiaries of another entity or business, the fee shall be adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of LIN Holdings and it subsidiaries. In no event shall the annual fee be less than $1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to LIN Holdings and LIN Television. The fee for the period from March 3, 1998 to December 31, 1998 was $833,000.

         The Clients, jointly and severally, have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Monitoring and Oversight Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. LIN Holdings and LIN Television do not believe that the services that have been and will continue to be provided to them by Hicks Muse Partners could otherwise be obtained by them without the addition of personnel or the engagement of outside professional advisors.

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In connection with the Acquisition, the Clients also entered into a ten-year agreement (the "Financial Advisory Agreement") with Hicks Muse Partners, pursuant to which Hicks Muse Partners received a financial advisory fee at the closing of the Acquisition as compensation for its services as financial advisor to the Clients in connection with the Acquisition. Hicks Muse Partners also is entitled to receive a fee equal to 1.5% of the "transaction value" (as defined below) for each "subsequent transaction" (as defined below) in which a Client is involved. The term "transaction value" means the total value of the subsequent transaction including without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar obligations assumed (or remaining outstanding). The term "subsequent transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving LIN Holdings or any of its subsidiaries, and any other person or entity.

         In addition, the Clients, jointly and severally, have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Financial Advisory Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operation matters. LIN Holdings and LIN Television do not believe that the services that will be provided by Hicks Muse Partners could otherwise be obtained by them without the addition of personnel or engagement of outside professional advisors.

The Company leases an aircraft to Chancellor pursuant to a lease agreement that expires in October 1999 and which calls for monthly rent payments of $60,000 to the Company. As of December 31, 1998, Chancellor owed the Company approximately $60,000 with respect to this lease. In addition, Special Services Delaware B, Inc. ("SSDB"), an indirect subsidiary of Ranger, and a company in which the Company owns a 25% interest, leases a second aircraft to Chancellor pursuant to a lease which expires in November 2003.

NOTE 12 - RETIREMENT PLANS:

         The Company is the sponsor of the LIN Television Corporation Retirement Plan and the Supplemental Benefits Retirement Plan (together the "Retirement Plan"). The Retirement Plan is a noncontributory defined benefit retirement plan covering employees of the Company who meet certain requirements, including length of service and age. Pension benefits vest on completion of five years of service and are computed, subject to certain adjustments, by multiplying 1.25% of the employee's last three years' average annual compensation by the number of years of credited service. The assets of the pension plan are invested primarily in long-term fixed income securities, large and small cap U.S. equities, and international equities. The Company's policy is to fund at least the minimum requirement and is further based on legal requirements and tax considerations. No funding was required for the Retirement Plan during 1998, 1997 and 1996.

         The components of the net pension expense included in the financial statements and information with respect to the change in benefit obligation, change in plan assets, the funded status of the Retirement Plan and underlying assumptions are as follows:

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                Retirement Plan
                   (Amounts in Thousands, Except Percentages)


                                                                                 Predecessor
                                                                     March 3 -    January 1 -
                                                                   December 31,     March 2,     Predecessor
                                                                      1998           1998            1997
                                                                   -----------   -----------     -----------
Change in Benefit Obligation:

Benefit Obligation, Beginning of Year ................              $53,253        $ 52,440         $47,339
     Service Cost ....................................                  614             176             820
     Interest Cost ...................................                3,044             600           3,398
     Plan Amendments .................................                   --              --            (496)
     Actuarial Loss ..................................                5,298             296           2,875
     Curtailments ....................................                 (682)                             --
     Benefits Paid ...................................               (1,479)           (260)         (1,496)
                                                                    -------        --------         -------
     Benefit Obligation, End of Year .................              $60,048        $ 53,252         $52,440
                                                                    =======        ========         =======
Change in Plan Assets:
     Fair Value of Plan Assets, Beginning of Year ....               61,686        $ 58,015         $50,631
     Actual Return on Plan Assets ....................                3,758           3,931           8,880
     Benefits Paid ...................................               (1,479)           (260)         (1,496)
                                                                    -------        --------         -------
     Fair Value of Plan Assets, End of Year ..........              $63,965        $ 61,686         $58,015
                                                                    =======        ========         =======

Funded Status of the Plan ............................                3,917           8,434           5,575
Unrecognized Actuarial Gain ..........................               (7,039)        (11,898)         (8,913)
Unrecognized Prior Service Cost ......................                  228             988           1,124
Unrecognized Net Transaction Asset ...................                 (940)         (1,201)         (1,253)
                                                                    -------        --------         -------
Total Amount Recognized ..............................              $(3,834)       $ (3,677)        $(3,467)
                                                                    =======        ========         =======

Accrued Benefit Liability ............................              $(3,834)        $(3,677)        $(3,467)
                                                                    =======         =======         =======


Assumptions as of period end:
     Discount Rate ...................................                 6.50%           7.00%           7.00%
     Expected Return on Plan Assets ..................                 8.25%           8.00%           8.00%
     Rate of Compensation Increase ...................                 5.00%           5.00%           5.00%
     Health Care Cost Trend Rate .....................                  n/a             n/a             n/a


                                                                     Predecessor
                                                         March 3 -   January 1 -
                                                       December 31,    March 2,     Predecessor  Predecessor
                                                          1998         1998            1997         1996
                                                       ------------  -----------    -----------  -----------
Net Periodic Cost:
Service Cost .........................................   $   614       $ 176         $   820        $   787
Interest Cost ........................................     3,044         600           3,398          3,233
Expected Return on Assets ............................    (3,318)       (650)         (3,655)        (3,434)
Prior Service Cost Amortization ......................       503         136             815          1,024
Transition Amount Recognized .........................      (261)        (52)           (313)          (313)
Curtailment Gain .....................................      (426)         --              --             --
                                                         -------       -----         -------        -------
Net Periodic Benefit Cost ............................   $   156       $ 210         $ 1,065        $ 1,297
                                                         =======       =====         =======        =======

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      Supplemental Benefits Retirement Plan
                   (Amounts in Thousands, Except Percentages)

                                                                                         Predecessor
                                                                          March 3 -      January 1 -
                                                                         December 31,      March 2,   Predecessor
                                                                             1998           1998          1997
                                                                         -----------     -----------  -----------
Change in Benefit Obligation:

     Benefit Obligation, Beginning of Year ...................             $ 1,987         $ 1,801       $ 1,168
     Service Cost ............................................                 118              34           143
     Interest Cost ...........................................                  93              22           113
     Actuarial Loss ..........................................                 204             130           377
     Curtailments ............................................                (511)             --            --
                                                                           -------         -------       -------
     Benefit Obligation, End of Year .........................             $ 1,891         $ 1,987       $ 1,801
                                                                           =======         =======       =======

Funded Status of the Plan ....................................              (1,891)         (1,987)       (1,801)
Unrecognized Actuarial Loss ..................................                 468             785           665
Unrecognized Prior Service Cost ..............................                   8              12            12
Unrecognized Net Transaction Asset ...........................                 (49)            (62)          (65)
                                                                           -------         -------       -------
Total Amount Recognized ......................................             $(1,464)        $(1,252)      $(1,189)
                                                                           =======         =======       =======

Accrued Benefit Liability ....................................             $(1,464)        $(1,252)      $(1,189)
                                                                           =======         =======       =======


Assumptions as of period end:
     Discount Rate ...........................................                6.50%           7.00%         7.00%
     Expected Return on Plan Assets ..........................                8.25%           8.00%         8.00%
     Rate of Compensation Increase ...........................                5.00%           5.00%         5.00%
     Health Care Cost Trend Rate .............................                 n/a             n/a           n/a


                                                                              Predecessor
                                                                   March 3 -   January 1 -
                                                                  December 31,   March 2,  Predecessor  Predecessor
                                                                     1998         1998         1997         1996
                                                                  ----------- ------------ -----------  -----------
Net Periodic Cost:

     Service Cost ............................................       $118         $ 34         $143         $104
     Interest Cost ...........................................         92           22          113           80
     Expected Return on Assets ...............................         --           --           --            1
     Prior Service Cost Amortization .........................          3           --            2           30
     Actuarial Loss (Gain) Recognized ........................         10           10           42          (16)
     Transition Amount Recognized ............................        (14)          (3)         (16)          --
     Curtailment Loss ........................................          3           --           --           --
                                                                     ----         ----         ----         ----
     Net Periodic Benefit Cost ...............................       $212         $ 63         $284         $199
                                                                     ====         ====         ====         ====

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - COMMITMENTS & CONTINGENCIES;

Commitments:

         The Company leases land, buildings, vehicles and equipment under noncancelable operating lease agreements that expire at various dates through the year 2016. Commitments for noncancelable operating lease payments are as follows (in thousands):


1999 .............................................................    $  289
2000 .............................................................       197
2001 .............................................................       149
2002 .............................................................       137
2003 .............................................................       129
Thereafter .......................................................       328
                                                                      ------
                                                                      $1,229
                                                                      ======

         Rent expense included in the consolidated statements of operations was $.1 million for the period from January 1, 1998 to March 2, 1998, $1.1 million for the period from March 3, 1998 to December 31, 1998, and $1.2 million for the years ended December 31, 1997 and 1996.

         The Company has also entered into commitments for future syndicated news, entertainment, and sports programming. Future payments associated with these commitments are as follows (in thousands):


1999 .............................................................     $ 3,207
2000 .............................................................       7,076
2001 .............................................................       4,915
2002 .............................................................       3,909
2003 .............................................................       1,210
Thereafter .......................................................       1,968
                                                                       -------
                                                                       $22,285
                                                                       =======


Contingencies:

         On September 4, 1997, the Company announced that it had learned of four lawsuits regarding the then proposed acquisition of LIN Television. The Company and all of its then present directors are defendants in all of the lawsuits. AT&T is a defendant in three of the lawsuits, and an AT&T affiliate and Hicks Muse are defendants in one of the lawsuits. Each of the lawsuits was filed by a purported shareholder of the Company seeking to represent a putative class of all the Company's public stockholders. Three of the four lawsuits were filed in the Delaware Court of Chancery, while the fourth lawsuit was filed in the New York Supreme Court.

         While the allegations of the complaints are not identical, all of the lawsuits basically assert that the terms of the original merger agreement were not in the best interests of the Company's public stockholders. All of the complaints allege breach of fiduciary duty in approving the merger agreement. Two of the complaints also allege breach of fiduciary duty in connection with the proposed sale of the television station WOOD-TV by AT&T to Hicks Muse and the amendment to a Private Market Value Guarantee Agreement that was entered into simultaneously with the first merger agreement. The complaints seek the preliminary and permanent enjoinment of the merger or alternatively seek damages in an unspecified amount. The complaints have not been amended to reflect the terms of the merger itself.

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The plaintiffs in each of the actions have agreed to an indefinite extension of time for each of the defendants served to respond to the respective complaints. No discovery has taken place.

         In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 1998, is likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 14 - LOCAL MARKETING AGREEMENTS;

         The Company entered into LMAs with the owners of KXTX-TV in Dallas-Fort Worth, Texas in June 1994, KNVA-TV in Austin, Texas in August 1994, WBNE-TV in New Haven-Hartford, Connecticut in December 1994, and WVBT-TV in Norfolk-Portsmouth, Virginia in December 1994. Under the LMAs, the Company is required to pay fixed periodic fees and incur programming and operating costs relating to the LMA stations, but retains all advertising revenues. All of the LMAs have 10-year terms.

         In connection with the KXTX-TV and KNVA-TV LMAs, the Company purchased a 4.49% ownership interests in some of the licensees of the stations and entered into option and put agreements that would enable or require the Company to purchase the stations for a fixed amount under certain conditions, including a change by the FCC in its "duopoly" rules to permit such acquisitions. The aggregate purchase price for these interests and the purchase options was approximately $1.6 million. The "duopoly" rules currently prevent the Company from acquiring these LMA stations, thereby preventing the Company from directly fulfilling its obligations under put options that such LMAs have with the Company. Should future legislation amend the current single-market ownership limits, the Company, at the option of the parties involved in the LMA contracts, could be required to purchase certain of the LMA stations. Potential commitments for fulfilling these put options totaled a maximum of $14.0 million, subject to adjustments for monthly rental payments, at December 31, 1998.

         Future minimum payments required under all four of these LMAs are as follows (in thousands):



1999 .............................................................      $1,064
2000 .............................................................       1,064
2001 .............................................................       1,064
2002 .............................................................       1,064
2003 .............................................................       1,064
Thereafter .......................................................         783
                                                                        ------
Total ............................................................      $6,103
                                                                        ======

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - UNAUDITED QUARTERLY DATA (IN THOUSANDS):

                                    First       Second       Third       Fourth
                                   Quarter     Quarter     Quarter      Quarter
                                   -------     -------     -------      -------

1998 - Combined Company/Predecessor
------------------
Net revenues                       $60,015     $61,777     $ 55,778     $55,770
Operating income                    14,730      11,741        4,566       8,937
Net loss                           $(5,973)    $(5,736)    $(12,987)    $(5,307)

1997 - Predecessor
------------------
Net revenues                       $61,662     $83,305     $ 71,911     $74,641
Operating income                    17,117      30,468       25,129      34,741
Net income                         $ 7,137     $15,550     $  9,935     $15,485

1996 - Predecessor
------------------
Net revenues                       $57,539     $75,576     $ 68,780     $71,472
Operating income                    15,990      28,274       22,378      32,518
Net income                         $ 5,952     $13,841     $  9,745     $16,923
-------------------------------------------------------------------------------


NOTE 16 - RECENT PRONOUNCEMENTS:

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for years beginning after December 15, 1997. SFAS 130 requires that a company report items of other comprehensive income either below the total for net income in the income statement, or in a statement of changes in equity, and to disclose the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. As the Company has no items of other comprehensive income in any period presented, the adoption of SFAS 130 does not have an impact on these financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for years beginning after December 15, 1997. SFAS 131 requires that a company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general-purpose financial statements. SFAS 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. Management believes that the Company has only one operating segment, as defined in Note 1, and so the adoption of SFAS 131 has a limited impact on the consolidated financial statements.

         Effective December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."
The provisions of SFAS No. 132 revise employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable.

         In April 1998, Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities,"effective for fiscal years

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


beginning after December 15, 1998. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires that costs of start-up activities and organization costs be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes". When adopting this SOP, entities are not required to report the pro forma effects of retroactive application. Management does not believe the implementation of SOP 98-5 will have a material impact on its consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after September 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. Management does not believe the implementation of SFAS 133 will have a material impact on its consolidated financial results.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of LIN Television Corporation.

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of LIN Television Corporation and its subsidiaries at December 31, 1998, and the results of their operations and cash flows for the period from March 3, 1998 to December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




                                             /s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
February 17, 1999, except
as to the information presented
under LIN Merger Termination
in Note 4 for which the
date is March 14, 1999

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of LIN Television Corporation.

         In our opinion, the accompanying consolidated statements of operations and of cash flows present fairly, in all material respects, the results of operations and cash flows of LIN Television Corporation and its subsidiaries (the "Predecessor") for the period from January 1, 1998 to March 2, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




                                        /s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
February 17, 1999, except
as to the information presented
under LIN Merger Termination
in Note 4 for which the
date is March 14, 1999

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
LIN TELEVISION CORPORATION

We have audited the accompanying consolidated balance sheets of LIN Television Corporation as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan an perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LIN Television Corporation at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                  ERNST & YOUNG LLP


Fort Worth, Texas
January 19, 1998,
except for Note 2,
as to which the
date is March 3, 1998

                           LIN TELEVISION CORPORATION

                           Consolidated Balance Sheet
                    (In Thousands, Except Number of Shares)


                                                                  Company        Predecessor
                                                                December 31,     December 31,
                                                                   1998             1997
                                                                -----------      -----------

ASSETS
Current assets:
     Cash and cash equivalents                                  $   41,349        $  8,046
     Accounts receivable, less allowance for
     doubtful accounts (1998 - $1,880; 1997
     (predecessor) - $2,197)                                        40,917          57,645
     Program rights                                                  9,671           9,916
     Other current assets                                              916           1,865
                                                                ----------        --------
Total current assets                                                92,853          77,472
Property and equipment, net                                        131,758         107,593
Deferred financing costs                                            35,109           5,420
Investment in joint venture                                         70,692             473
Investment in SSDB                                                   7,125              --
Intangible assets, net                                           1,444,600         369,588
Program rights and other noncurrent assets                           7,041           8,780
                                                                ----------        --------
     TOTAL ASSETS                                               $1,789,178        $569,326
                                                                ==========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $    8,917        $  7,553
     Program obligations                                             9,990          11,320
     Accrued income taxes                                           10,035           3,444
     Current portion of long-term debt                              15,063              --
     Accrued interest expense                                        9,154             265
     KXTX Management fee payable                                     4,175              --
     Other accruals                                                 18,548          20,624
                                                                ----------        --------
Total current liabilities                                           75,882          43,206
Long-term debt, excluding current portion                          451,952         260,000
Deferred income taxes                                              519,207          65,248
Other noncurrent liabilities                                        11,175           8,307
                                                                ----------        --------
Total liabilities                                                1,058,216         376,761
                                                                ----------        --------
Commitments and Contingencies (Notes 8,13 and 14)

Stockholders' equity:
     Preferred stock, $0.01 par value: Authorized shares - (1998 - none, 1997 - none, 1997
     (predecessor) - 15,000,000); issued and
     outstanding shares - none

     Common stock, $0.01 par value: Authorized
     shares - (1998 - 1,000, 1997 - 1,000, 1997
     (predecessor) - 90,000,000); issued and
     outstanding shares - (1998 - 1,000, 1997 -
     1,000, 1997 (predecessor) - 29,857,000)                            --             299

     Treasury stock (79 shares at cost)                                 --              (3)
     Additional paid-in capital                                    746,522         283,177
     Accumulated deficit                                           (15,560)        (90,908)
                                                                ----------        --------
Total stockholders' equity                                         730,962         192,565
                                                                ----------        --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $1,789,178        $569,326
                                                                ==========        ========



        The accompanying notes are an integral part of the consolidated financial statements.

                           LIN TELEVISION CORPORATION
                     Consolidated Statements of Operations
                                 (In Thousands)

                                                    Company        Predecessor    Predecessor    Predecessor
                                                   -----------     ----------     -----------    -----------
                                                    March 3 -      January 1 -    Year ended     Year ended
                                                   December 31      March 2       December 31,   December 31,
                                                      1998            1998           1997            1996
                                                   -----------     ----------     -----------    -----------

NET REVENUES                                        $189,536        $43,804        $291,519        $273,367
Operating costs and expenses:
Direct operating                                      48,812         11,117          70,746          68,954
Selling, general and administrative                   42,168         11,701          63,473          59,974
Corporate                                              7,130          1,170           6,763           6,998
KXTX management fee                                    8,033             --              --              --
Amortization of program rights                        10,712          2,743          15,596          14,464
Depreciation and amortization of
    intangible assets                                 45,199          4,581          24,789          23,817
Tower write-offs                                          --             --           2,697              --
                                                    --------        -------        --------        --------
TOTAL OPERATING COSTS AND EXPENSES                   162,054         31,312         184,064         174,207
                                                    --------        -------        --------        --------
OPERATING INCOME                                      27,482         12,492         107,455          99,160
Other (income) expense:
Interest expense                                      35,577          2,764          21,340          26,582
Investment income                                     (1,220)           (98)         (1,332)         (1,354)
Loss on investment in joint venture                    6,037            244           1,532             995
Merger expense                                            --          8,616           7,206              --
                                                    --------        -------        --------        --------
TOTAL OTHER EXPENSE                                   40,394         11,526          28,746          26,223
                                                    --------        -------        --------        --------
Income (loss) before provision for
    income taxes                                     (12,912)           966          78,709          72,937
Provision for income taxes                             2,648          3,710          30,602          26,476
                                                    --------        -------        --------        --------
NET INCOME (LOSS)                                   $(15,560)       $(2,744)       $ 48,107        $ 46,461
                                                    ========        =======        ========        ========






        The accompanying notes are an integral part of the consolidated financial statements.

                           LIN TELEVISION CORPORATION
                Consolidated Statements of Stockholders' Equity
                                 (In Thousands)


                                                       Common Stock                      Additional                       Total
                                                   --------------------     Treasury      Paid-in       Accumulated    Stockholders'
                                                   Shares        Amount      Stock        Capital         Deficit          Equity
                                                   -------       ------     --------     ----------     -----------    ------------

Balance at January 1, 1996 (predecessor)            29,489         295       $  --       $ 271,446       $(185,307)      $  86,434
     Net income                                         --          --          --              --          46,461          46,461
     Proceeds from exercises of stock
          options and issuance of
          Employee Stock
          Purchase Plan shares                         228           2          --           4,800              --           4,802
     Tax benefit from exercises of
          stock options                                 --          --          --             751              --             751
                                                   -------        ----       -----       ---------       ---------       ---------
Balance at December 31, 1996 (predecessor)          29,717         297          --         276,997        (138,846)        138,448
     Net income                                         --          --          --              --          48,107          48,107
     Proceeds from exercises of stock
          options and issuance of
          Employee Stock
          Purchase Plan shares                         140           2          --           3,633              --           3,635
     Treasury stock purchases                           --          --        (816)             --              --            (816)
     Treasury stock reissuances                         --          --         813              --            (169)            644
     Tax benefit from exercises of
          stock options                                 --          --          --           2,547              --           2,547
                                                   -------        ----       -----       ---------       ---------       ---------
Balance at December 31, 1997 (predecessor)          29,857         299          (3)        283,177         (90,908)        192,565
     Net loss                                           --          --          --              --          (2,744)         (2,744)
     Proceeds from exercises of stock options
          and issuance of Employee Stock
          Purchase Plan shares                          29          --          --           1,071              --           1,071
     Tax benefit from exercises of
          stock options                                 --          --          --          10,714              --          10,714
                                                   -------        ----       -----       ---------       ---------       ---------
Balance at March 2, 1998 (predecessor)              29,886         299          (3)        294,962         (93,652)        201,606
     Acquisition of LIN Television
          Corporation and contribution of
          KXAS-TV to joint venture                 (29,886)       (299)          3        (294,962)         93,652        (201,606)
     Equity contribution                                 1          --          --         744,977              --         744,977
     Net loss                                           --          --          --              --         (15,560)        (15,560)
     Proceeds from capital contributions                --          --          --           1,000              --           1,000
     Payments on exercises of phantom stock units       --          --          --             (95)             --             (95)
     Tax benefit from exercises of
          stock options                                 --          --          --             640              --             640
                                                   -------        ----       -----       ---------       ---------       ---------
     Balance at December 31, 1998                        1       $  --       $  --       $ 746,522       $ (15,560)      $ 730,962
                                                   =======       =====       =====       =========       =========       =========



        The accompanying notes are an integral part of the consolidated financial statements.

                           LIN TELEVISION CORPORATION
                     Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                 Company         Predecessor     Predecessor     Predecessor
                                                               -----------       -----------     -----------    ------------
                                                                 March 3 -       January 1 -     Year ended      Year ended
                                                               December 31,        March 2,      December 31,    December 31,
                                                                  1998              1998            1997            1996
                                                               -----------       -----------     -----------    ------------

OPERATING ACTIVITIES:
Net income (loss)                                              $   (15,560)       $ (2,744)       $ 48,107        $ 46,461
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization (includes amortization of
financing costs and note discounts)                                 48,564           4,714          25,688          24,818
Amortization of program rights                                      10,712           2,743          15,596          14,464
Tax benefit from exercises of stock options                            640          10,714           2,547             751
Deferred income taxes                                               (4,112)          1,907              54           3,127
Net loss (gain) on disposition of assets                               (49)             19           3,067            (158)
Program payments                                                   (10,497)         (4,157)        (13,179)        (15,536)
Loss on Investment in joint venture                                  6,037             244           1,532             995
Provision for doubtful accounts                                       (108)             98             237              (4)
Changes in operating assets and liabilities, net of
  acquisitions and disposals:
     Accounts receivable                                            (7,836)          7,695          (5,216)         (1,930)
     Program rights, net of program obligations                        436             (45)              4             (42)
     Other assets                                                   20,163         (19,102)         (3,980)          3,556
     Accounts payable                                                1,209           1,187             178          (2,485)
     Accrued income taxes                                            6,666           1,777             926          (5,943)
     Accrued interest expense                                        4,175              --              --              --
     KXTX management fee payable                                     9,154              74            (166)         (3,286)
     Other accruals                                                 (4,303)          3,292           6,296           6,011
                                                               -----------        --------        --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           65,291           8,416          81,691          70,799
                                                               ===========        ========        ========        ========
INVESTING ACTIVITIES:
Capital expenditures                                               (21,498)         (1,221)        (20,605)        (27,557)
Investment in Special Services Delaware B                           (7,125)             --              --              --
Proceeds from asset dispositions                                        64               3           7,045             693
Investment in joint venture                                           (250)           (250)         (1,500)         (1,000)
Acquisition of LIN Television Corporation                       (1,724,281)             --              --              --
Local Marketing Agreement expenditures                                (775)             --              --              --
                                                               -----------        --------        --------        --------
Net cash used in investing activities                           (1,753,865)         (1,468)        (15,060)        (27,864)
                                                               ===========        ========        ========        ========

FINANCIAL ACTIVITIES:
Proceeds from exercises of stock options and sale of
Employee Stock Purchase Plan shares                                     --           1,071           4,279           4,802
Treasury stock purchases                                                --              --            (816)             --
Principal payments on long-term debt                              (262,323)             --         (90,000)        (37,000)
Proceeds from GECC Note                                            815,500              --              --              --
Proceeds from long-term debt                                       469,298              --              --              --
Loan fees incurred on long-term debt                               (38,434)             --              --            (810)
Equity contribution                                                744,977              --              --              --
Proceeds from capital contributions                                  1,000              --              --              --
Payments on exercises of phantom stock units                           (95)             --              --              --
                                                               -----------        --------        --------        --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              1,729,923           1,071         (86,537)        (33,008)
                                                               ===========        ========        ========        ========
Net increase (decrease) in cash and cash equivalents                41,349           8,019         (19,906)          9,927

Cash and cash equivalents at the beginning of the period                --           8,046          27,952          18,025
                                                               -----------        --------        --------        --------
Cash and cash equivalents at the end of the period             $    41,349        $ 16,065        $  8,046        $ 27,952
                                                               ===========        ========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest                                                       $    23,059        $  2,895        $ 20,608        $ 28,866
Income taxes                                                   $     1,075        $     46        $ 26,092        $ 25,285





        The accompanying notes are an integral part of the consolidated financial statements.

                           LIN TELEVISION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

         LIN Television Corporation., together with its subsidiaries (together, the "Company"), is a television station group operator in the United States that owns and operates seven network-affiliated television stations and has an agreement to purchase an eighth (WOOD-TV). Additionally, the Company has local marketing agreements ("LMAs"), under which it programs four other stations in the markets in which it operates. The Company has agreements to dispose of one LMA (KXTX-TV), and to acquire another (WOTV-TV). An LMA is a programming agreement between two separately owned television stations serving a common service area, under which the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee's station, subject to ultimate editorial and other controls being exercised by the later licensee, and sells advertising time during those programming segments.

         The Company owns and operates, or has agreements to purchase, three CBS affiliates, three NBC affiliates and two ABC affiliates. The Company also programs four additional network-affiliated television stations pursuant to LMAs. Additionally, an indirect subsidiary of the Company holds an approximate 20% equity interest in a joint venture with NBC (the "Joint Venture"). The Joint Venture consists of KXAS-TV, an NBC affiliate station in Dallas-Fort Worth, and KNSD-TV, an NBC affiliate in San Diego, California. NBC operates the stations owned by the Joint Venture pursuant to a management agreement. The Company is also the owner and operator of 21 low-power broadcast stations.

         LIN Holdings was formed on July 18, 1997. On March 3, 1998, LIN Holdings, through its wholly-owned subsidiary LIN Acquisition Company, acquired LIN Television Corporation (see Note 3), the predecessor business prior to the Acquisition.

         All of the Company's direct and indirect consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Subordinated Notes (see
Note 8) on a joint and several basis.

                           LIN TELEVISION CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

         The accompanying consolidated financial statements include the accounts of LIN Television and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:

         The management of the Company is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the financial statements, and the notes thereto, in order to conform with generally accepted accounting principles. The Company's actual results could differ from these estimates.

Cash and Cash Equivalents:

         Cash equivalents consist of highly liquid, short-term investments which have an original maturity of three months or less when purchased. The Company's excess cash is invested primarily in commercial paper.

Property and Equipment:

         Property and equipment is recorded at cost and is depreciated by the straight-line method over the estimated useful lives of the assets, generally 20 to 30 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. The Company recorded depreciation expense in the amount of $2.3 million for the period from January 1, 1998 to March 2, 1998, $14.5 million for the period from March 3, 1998 to December 31, 1998, $12.3 million in 1997, and $8.2 million in 1996.

Revenue Recognition:

         Broadcast revenue is recognized during the period in which the advertising is aired. Barter revenue is recognized based on the estimated fair value of the product or service received.

Advertising Expense:

         The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $1.7 million for the period from January 1, 1998 to March 2, 1998, $3.1 million for the period from March 3, 1998 to December 31, 1998, $5.6 million in 1997, and $4.8 million in 1996.

Intangible Assets:

         Intangible assets include FCC licenses, network affiliations and goodwill, all of which are being amortized over a period of 40 years. The Company periodically evaluates the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows derived from the assets are less than its carrying value.

Program Rights:

         Program rights are recorded as assets when the license period begins and the programs are available for broadcasting. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. The program costs are charged to expenses over their estimated broadcast periods using the straight-line method. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement.

                           LIN TELEVISION CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income Taxes:

         Deferred tax liabilities and assets are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using current statutory rates. A valuation allowance is applied against net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax asses will not be realized.

Concentrations of Credit Risk:

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. Concentration of credit risk with respect to cash and cash equivalents is limited, as the Company maintains its primary banking relationships with only large nationally recognized institutions. Credit risk with respect to trade receivables is limited, as the trade receivables are primarily from advertising revenues generated from a large diversified group of local and nationally recognized advertisers. The Company does not require collateral or other security against trade receivable balances; however, it does maintain reserves for potential credit losses and such losses have been within management's expectations for all years presented. The carrying values of cash and cash equivalents and accounts receivable approximate fair value.

Reclassification:

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

NOTE 3 - COMBINATIONS:

         LIN Holdings and LIN Acquisition Company, both affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), entered into an Agreement and Plan of Merger with LIN Television on August 12, 1997 (as amended, the "Merger Agreement"). Pursuant to, and upon the terms and conditions of, the Merger Agreement, LIN Holdings acquired LIN Television (the "Acquisition") on March 3, 1998 by merging LIN Acquisition Company, its wholly-owned subsidiary, with and into LIN Television (the "Merger"), with LIN Television surviving the merger and becoming a direct, wholly-owned subsidiary of LIN Holdings. The total purchase price for the common equity of LIN Television was approximately $1.7 billion. In addition, the Company refinanced $260.2 million of the Predecessor's indebtedness and incurred acquisition costs of approximately $32.2 million.

         The Acquisition was funded by:

         (i)      $6.9 million of excess cash on the Predecessor balance sheet;

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

         (v) $199.6 million of gross proceeds from the issuance by LIN Holdings of $325.0 million aggregate principal amount at maturity of 10% senior discount notes due 2008 ("Senior Discount Notes"), which proceeds were contributed by LIN Holdings to the common equity of the Company;

         (vi)     $815.5 million of proceeds of the GECC; and

         (vii) $558.1 million of common equity provided by affiliates of Hicks Muse, management and other co-investors to the equity of the corporate parents of LIN Holdings, which in turn,

                           LIN TELEVISION CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  through LIN Holdings, contributed such amount to the common equity of the Company (collectively, the "Financings").

         The Senior Subordinated Notes and the Senior Discount Notes were subsequently registered with the Securities and Exchange Commission (the "SEC").

         In connection with the Acquisition, LIN Television and NBC formed a television station joint venture. The Joint Venture consists of KXAS-TV, formerly LIN Television's Dallas-Fort Worth NBC affiliate, and KNSD-TV, formerly NBC's San Diego station. A wholly-owned subsidiary of NBC is the general partner of the Joint Venture (the "NBC General Partner") and NBC operates the stations owned by the Joint Venture. The NBC General Partner holds an approximate 80% equity interest and the Company holds an approximate 20% equity interest in the Joint Venture (see Note 5). General Electric Capital Corporation ("GECC") provided debt financing for the Joint Venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (the "GECC Note"). The Company expects that the interest payments on the GECC Note will be serviced solely by the cash flows of the Joint Venture.

         The GECC Note was issued by LIN Television of Texas, L.P., the Company's indirect wholly- owned partnership ("LIN Texas"), which distributed the proceeds to the Company to finance a portion of the cost of the Acquisition. The obligations to GECC under the GECC Note were assumed by the Joint Venture and LIN Texas was simultaneously released from all obligations under the GECC Note. The GECC Note is not an obligation of the Company or any of its respective subsidiaries, and has recourse only to the Joint Venture, the Company's equity interest therein and to one of LIN Holdings' two corporate parents pursuant to a guarantee.

         In connection with the formation of the Joint Venture, the Company received an extension of its NBC network affiliation agreements (for stations WAVY-TV, KXAN-TV and WOOD-TV) to 2010 and the option (exercisable through December 31, 1999) to purchase WVTM-TV, the NBC affiliate in Birmingham, Alabama.

         The Acquisition was accounted for as a purchase and accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired is allocated to intangible assets, primarily to FCC licenses, network affiliations and goodwill. The results of operations associated with the acquired assets and liabilities have been included in the accompanying statements from the date of acquisition on March 3, 1998 through December 31, 1998.

          The Acquisition is summarized as follows:

             Assets acquired and liabilities assumed (in thousands)

Working capital, including cash of $9,185 .......................    $   23,646
Property and equipment ..........................................       124,752
Other noncurrent assets .........................................        81,114
Intangible assets ...............................................     1,472,304
Deferred tax liability ..........................................      (523,549)
Other noncurrent liabilities ....................................        (1,908)
                                                                     ----------
Total acquisition ...............................................    $1,176,359
                                                                     ==========

                           LIN TELEVISION CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following summarizes unaudited pro forma consolidated results of operations for the year ended December 31, 1998, as if the Acquisition and the Joint Venture had taken place on January 1, 1998 (in thousands):

                                                                  December 31,
                                                                      1998
                                                                  -----------
Net Revenue ....................................................   $220,105
Operating Income ...............................................     27,519
Net Loss .......................................................    (23,235)


         The pro forma results do not necessarily represent results that would have occurred if the Acquisition and Joint Venture had taken place on the date indicated nor are they necessarily indicative of the results of future operations.

         In 1999, the Company expects to acquire from AT&T Corporation ("AT&T") the assets of WOOD-TV and the LMA rights related to WOTV-TV (collectively, the "Grand Rapids Stations"), both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The Company currently provides services to the Grand Rapids Stations pursuant to a consulting agreement with AT&T. The total purchase price for the Grand Rapids Acquisition will be approximately $125.5 million, plus accretion of 8.0% per annum which commenced on January 1, 1998. The Grand Rapids Acquisition is expected to be funded by $125.0 million of additional Tranche A Term Loans. For the fiscal year ended December 31, 1998, the Grand Rapids Stations generated net revenues and operating income of $32.2 million and $12.9 million, respectively. The historical and pro forma financial information provided elsewhere does not give effect to the Grand Rapids Acquisition.

NOTE 4- BUSINESS DEVELOPMENTS:

LIN Merger Termination:

         On July 7, 1998, Chancellor Media Corporation ("Chancellor"), a Company in which Hicks Muse has an interest, entered into a merger agreement (the "Chancellor Merger Agreement") with Ranger Equity Holdings Corporation ("Ranger") to acquire Ranger in a stock for stock transaction (the "Chancellor Merger"). On March 14, 1999, the Boards of Directors of Chancellor and Ranger, agreed to terminate the Chancellor Merger Agreement. Additionally, Chancellor's Board of Directors approved the assignment of the agreements to acquire Petry Media Corporation, a leading television representation firm, and Pegasus Broadcasting of San Juan, L.L.C., a television broadcasting company that owns a television station in Puerto Rico, to the Company. The assignment of the agreements relating to the purchase of Petry Media Corporation and Pegasus Broadcasting are subject to negotiation of definitive documentation, third-party approval and various other conditions, including governmental approvals, and, accordingly, there can be no assurance that such transactions will be completed by the Company.

Sale of KXTX:

         On August 1, 1998, LIN Television of Texas, L.P. and Southwest Sports Group, Inc. ("SSG"), a Delaware corporation and an entity in which a partner of Hicks Muse has a substantial economic interest, entered into an Asset Purchase Agreement (the "SSG Agreement") pursuant to which LIN Texas will assign the purchase option on and sell the assets of KXTX-TV to SSG. In exchange, LIN Texas will receive 500,000 shares of SSG's Series A Convertible Preferred Stock, par value $100.00 per share ("SSG Preferred Stock"). Following the completion of the transactions contemplated by the SSG Agreement, LIN Texas will be entitled to receive dividends at the per annum rate of 6% of par value prior to the payment by SSG of any dividend in respect of its common stock ("SSG Common

                           LIN TELEVISION CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock") or any other junior securities. At the option of SSG, dividends will be payable either in kind or in cash. LIN Texas will have the right, upon the earlier of (i) the third anniversary of the issuance of the SSG Preferred Stock and (ii) an initial public offering of SSG Common Stock, to convert its shares of SSG Preferred Stock into shares of SSG Common Stock at a conversion rate equal to the par value per share of the SSG Preferred Stock ( plus accrued and unpaid dividends thereon) divided by the fair market value per share of the SSG Common Stock. SSG will have the right, at its sole option, to redeem the SSG Preferred Stock at par value (plus accrued and unpaid dividends thereon) at any time.

         Subject to the terms of the SSG Agreement and the satisfaction of certain conditions, including the receipt of National Hockey League and Major League Baseball approvals and SSG's consummation of certain other business acquisitions, it is expected that the purchase option assignment and sale of KXTX-TV will be consummated by the end of the third quarter of 1999.

         Also, on August 1, 1998, LIN Texas and Southwest Sports Television Inc. ("SST"), an affiliate of SSG, entered into a Sub-Programming Agreement pursuant to which SST renders certain services with respect to KXTX-TV in exchange for a management fee equal to the cash receipts of the station less operating and other expenses. For the year ended December 31, 1998, the total management fee expense was $8.0 million, $4.2 million of which remained payable as of December 31, 1998.

NOTE 5 - INVESTMENTS:

Joint Venture with NBC:

The Company owns a 20% interest in a Joint Venture with NBC (see Note 3) and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the Joint Venture (in thousands):

                                                                For the Period
                                                                 from March 3
                                                                   through
                                                               December 31, 1998
                                                               -----------------

Net revenues...................................................     119,849
Operating income...............................................      28,438
Net loss ......................................................   $ (26,044)


                                                                 As of December
                                                                    31, 1998
                                                                 --------------

Current assets.................................................       2,507
Non-current assets.............................................     249,441
Current liabilities............................................          --
Non-current liabilities........................................    $816,050


Investment in Special Services Delaware B, Inc.:

         Special Services Delaware B, Inc. ("SSDB") owns and leases an aircraft to Chancellor. In October 1998, the Company invested $7.1 million for 25% of the capital stock of SSDB. Ranger Equity Holdings A Corp., a subsidiary of Ranger, invested $21.4 million for the remaining 75% of the capital stock of SSDB.

         The Company accounts for its interest in SSDB using the equity method, as the Company does not have a controlling interest. The results of SSDB for the period ended December 31, 1998 were immaterial.

                           LIN TELEVISION CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6- PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following at December 31 (in thousands):

                                                                     Predecessor
                                                             1998         1997
                                                          --------   -----------

Land and Land Improvements ............................   $  8,266     $ 10,550
Buildings and fixtures.................................     29,789       39,977
Broadcasting and other equipment ......................    108,169      129,238
                                                          --------     --------
Total Property and Equipment ..........................    146,224      179,765
Less accumulated depreciation and amortization ........    (14,466)     (72,172)
                                                          --------     --------
Net Property and Equipment ............................   $131,758     $107,593
                                                          ========     ========


NOTE 7 - INTANGIBLE ASSETS:

         Intangible assets consisted of the following at December 31 (in thousands):

                                                                     Predecessor
                                                           1998          1997
                                                        ----------     --------

FCC licenses and network affiliations ..............    $  807,029     $312,450
Goodwill ...........................................       668,272      128,043
                                                        ----------     --------
                                                         1,475,301      440,493
Less accumulated amortization ......................       (30,701)     (70,905)
                                                        ----------     --------
                                                        $1,444,600     $369,588
                                                        ==========     ========


NOTE 8- LONG-TERM DEBT:

Long-term debt consisted of the following at December 31 (in thousands):

                                                                     Predecessor
                                                            1998         1997
                                                          --------   -----------

Senior Credit Facilities ...........................      $167,678     $260,000
$300,000 8 3/8% Senior Subordinated Notes
   due 2008 (net of a discount of $663) ............       299,337           --
                                                          --------     --------
Total debt .........................................      $467,015     $260,000

Less current portion ...............................       (15,063)          --
                                                          --------     --------
Total long-term debt ...............................      $451,952     $260,000
                                                          ========     ========


         Interest rates associated with the Company's long-term debt are, at the discretion of the Company, based on the prevailing prime rate or LIBOR rate plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if the Company selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Due to the frequent repricing of the Senior Credit Facilities, the book value of the liability at December 31, 1998 approximates market value.

                           LIN TELEVISION CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The fair value of the Company's other long-term debt is estimated based on quoted market price for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturity.

         The carrying amount and fair value of long-term debt at December 31, 1998 and 1997 were as follows:

                                                                  Predecessor
(Thousands of dollars)                    December 31, 1998    December 31, 1997
--------------------------------------------------------------------------------

Carrying amount ............................  $467,015             $260,000
Fair value .................................   466,928              260,000


Senior Credit Facilities:

         On March 3, 1998, LIN Holdings and the Company entered into a credit agreement (the "Credit Agreement") with the Chase Manhattan Bank, as administrative agent (the "Agent"), and the lenders named therein. Under the Credit Agreement, the Company established a $295 million term loan facility, a $50 million revolving facility, and a $225 million incremental term loan facility (collectively, the "Senior Credit Facilities"). Borrowings under the Senior Credit Facilities and part of the proceeds from the 8 3/8% Senior Subordinated Notes were used to repay LIN Television's existing debt.

         Borrowings under the Senior Credit Facilities bear interest at a rate based, at the option of the Company, on an adjusted London interbank offered rate ("Adjusted LIBOR"), or the highest of the Agent's prime rates, certificate of deposits rate plus 1.00%, or the Federal Funds effective rate plus 1/2 of 1.00% (the "Alternate Base Rate"), plus an incremental rate based on the Company's financial performance. As of December 31, 1998, the interest rates on the $50 million Tranche A term loan and the $120 million Tranche B term loan were 6.88% and 7.38%, respectively, based on the Adjusted LIBOR. The weighted average interest rate on outstanding borrowings was 7.42% and 6.40% at December 31, 1998, respectively. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.50%, based upon the Company's leverage ratio for that particular quarter on the unused portion of the loan commitment, in addition to annual agency and other administration fees.

         The obligations of the Company under the Senior Credit Facilities are unconditionally and irrevocably guaranteed, jointly and severally, by LIN Holdings and by each existing and subsequently acquired or organized subsidiary of the Company. In addition, substantially all of the assets of the Company and its subsidiaries are pledged as collateral against the performance of these obligations. Required principal repayments of amounts outstanding under the Senior Credit Facilities commenced on December 31, 1998. The Company's ability to make additional borrowings under the Senior Credit Facilities is subject to compliance with certain financial covenants and other conditions set forth in the Credit Agreement.

Senior Subordinated Notes:

         On March 3, 1998, the Company issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 in a private placement for net proceeds of $290.3 million. Such Senior Subordinated Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are obligations of the Company, without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly-owned subsidiaries of the Company. Interest on the Senior

                           LIN TELEVISION CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, commencing on September 1, 1998. The effective interest rate of the Senior Subordinated Notes is 8.9% on an annual basis.

NOTE 9 - STOCKHOLDERS' EQUITY:

Common Stock:

         The Company's capital structure includes one class of common stock with a par value of $.01 per share. All of the Company's common stock is owned directly by LIN Holdings. The common equity of LIN Holdings is indirectly owned by affiliates of Hicks Muse, management and other co-investors.

Stock Option Plan:

         The Company participates in the Ranger Equity Holdings Corporation 1998 Stock Option Plan (the "1998 Option Plan"). Pursuant to the 1998 Option Plan nonqualified options have been granted to certain directors, officers and key employees of the Company. Prior to March 2, 1998, nonqualified options in the common stock of LIN Television were granted to directors, officers and key employees of the Company pursuant to the LIN Television Corporation 1994 Adjustment Stock Incentive Plan, the Amended and Restated 1994 Stock Incentive Plan and the 1994 Nonemployee Director Stock Incentive plan, each of which were terminated, and all options granted under each were exercised or cancelled on March 2, 1998.

         Options granted pursuant to the 1998 Option Plan are generally not exercisable until one year after grant, have vesting terms of four to five years and expire ten years from the date of grant.

         The Company has adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" and, as permitted under SFAS No. 123, applies Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its plans. No compensation expense was recorded under APB No. 25 for the periods from January 1, 1998 to March 2, 1998, and March 3, 1998 to December 31, 1998, and for the years ended December 31, 1997 and 1996. Pro forma information regarding net income is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1997 and 1996: risk-free interest rates of 5.92% and 5.48%, respectively; volatility factors of the expected price of the Company's Common Stock of 0.30; and a weighted-average expected life of the options of seven years. The fair value of options granted in 1998 is deemed to be immaterial. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock option plans, net income (loss) would have been changed to the pro forma amounts indicated below (in thousands):

                               ------------------------------------------------------
                                March 3 -     Predecessor
                               December 31,   January 1 -    Predecessor  Predecessor
                                  1998       March 2, 1998       1997        1996
                               -----------   -------------   -----------  -----------

Pro forma net income (loss)    $(15,560)        $(2,744)       $45,532      $43,611


A summary of the Company's stock option activity and related information for the period from January 1 to March 2, 1998 and the years ended December 31, 1997 and 1996 is as follows:

                           LIN TELEVISION CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           January 1 -
                                                         March 2, 1998                    1997                     1996
                                                     ---------------------        ---------------------    ----------------------
                                                                  Weighted                     Weighted                  Weighted
                                                                   Average                      Average                   Average
                                                                  Exercise                     Exercise                  Exercise
                                                      Options       Price         Options        Price      Options        Price
                                                     --------     --------        --------    ---------    ---------     --------

Options outstanding beginning of period .........    2,372,433      $26.75       1,859,798       $26.75    1,621,305       $24.43
Granted .........................................           --          --         662,400        41.08      581,311        30.44
Exercised .......................................           --          --        (120,995)       23.32     (179,604)       18.61
Acquisition of LIN Television ...................   (2,372,433)      26.75              --           --           --           --
Canceled or expired .............................           --          --         (28,770)       22.28     (163,214)       25.93
                                                    ----------                   ---------                 ---------
Options outstanding end of period ...............           --          --       2,372,433        31.02    1,859,798        26.75
                                                    ==========                   =========                 =========
Exercisable at end of period ....................           --      $   --       1,013,187       $25.96      722,833       $23.44
Weighted-average fair value of
   options granted during the period ............           --      $   --              --       $18.61           --       $13.49


         As of December 31, 1997 and 1996, 1,681,867 and 1,328,266 options were available for grant under the Predecessor's option plans, respectively.

         During the period from March 3, 1998 to December 31, 1998, 50,901,375 options and phantom stock units underlying the stock of Ranger were granted to employees and directors of LIN Television. These options and phantom units have a weighted average exercise price of $0.61. As of December 31, 1998, 100,000 of these options and phantom units were exercisable.


NOTE 10 - INCOME TAXES:


         Subsequent to the Merger, the Company and its subsidiaries will be included in the consolidated federal income tax return filed by Ranger. Pursuant to the tax-sharing agreement between the Company and Ranger, tax liabilities and benefits were determined as if Ranger, LIN Holdings and LIN Television were each separate and independent entities. LIN Television owed LIN Holdings approximately $5.6 million under the tax sharing agreement as of December 31, 1998.

         Provision for income taxes included in the accompanying consolidated statements of operations consisted of the following:

                                             Predecessor
                                 March 3 -    January 1-
                                December 31    March 2   Predecessor  Predecessor
                                   1998         1998         1997         1996
                                -----------  ----------- -----------  -----------

Current:
Federal ....................     $ 5,620       $1,740      $29,325      $22,439
State ......................       1,140           63        1,223          910
                                 -------       ------      -------      -------
                                 $ 6,760       $1,803      $30,548      $23,349

Deferred:
Federal ....................     $(3,517)      $1,815      $   210      $ 3,258
State ......................        (595)          92         (156)        (131)
                                 -------       ------      -------      -------
                                  (4,112)       1,907           54        3,127
                                 -------       ------      -------      -------
                                 $ 2,648       $3,710      $30,602      $26,476
                                 =======       ======      =======      =======

                           LIN TELEVISION CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table reconciles the amount that would be provided by applying the 35% federal statutory rate to income (loss) before provision for income taxes to the actual provision for income taxes:

                                                                           Predecessor
                                                              March 3 -    January 1-
                                                             December 31     March 2   Predecessor  Predecessor
                                                                1998          1998         1997        1996
                                                             -----------   ----------- -----------  -----------

Provision (benefit) assuming federal statutory rate ........   $(4,519)      $  338      $27,548      $25,528
State taxes, net of federal tax benefit ....................       354           41          846          962
Amortization ...............................................     5,431          180        1,077        1,077
Merger expenses ............................................        --        3,017           --           --
Other ......................................................     1,382          134        1,131       (1,091)
                                                               -------       ------      -------      -------
                                                               $ 2,648       $3,710      $30,602      $26,476
                                                               =======       ======      =======      =======

        Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of the assets and liabilities given the provisions of enacted tax laws.

The components of the deferred tax liability are as follows at December 31:

                                                                     Predecessor
                                                          1998          1997
                                                        --------     -----------

Intangible assets ..................................    $502,898       $52,957
Property and equipment .............................      21,924        14,389
Other ..............................................      (5,615)       (2,098)
                                                        --------       -------
                                                        $519,207       $65,248
                                                        ========       =======



NOTE 11 - RELATED-PARTY TRANSACTIONS:

         In connection with the Acquisition (see Note 3), LIN Holdings and LIN Television (collectively, the "Clients") entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services to the Clients. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of LIN Holdings and its subsidiaries for the then current fiscal year. Upon the acquisition by LIN Holdings and its subsidiaries of another entity or business, the fee shall be adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of LIN Holdings and it subsidiaries. In no event shall the annual fee be less than $1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to LIN Holdings and LIN Television. The fee for the period from March 3, 1998 to December 31, 1998 was $833,000.

         The Clients, jointly and severally, have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Monitoring and Oversight Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. LIN Holdings and LIN Television do not believe that the services that have been and will continue to be provided to them by Hicks Muse Partners could otherwise be obtained by them without the addition of personnel or the engagement of outside professional advisors.

                           LIN TELEVISION CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In connection with the Acquisition, the Clients also entered into a ten-year agreement (the "Financial Advisory Agreement") with Hicks Muse Partners, pursuant to which Hicks Muse Partners received a financial advisory fee at the closing of the Acquisition as compensation for its services as financial advisor to the Clients in connection with the Acquisition. Hicks Muse Partners also is entitled to receive a fee equal to 1.5% of the "transaction value" (as defined below) for each "subsequent transaction" (as defined below) in which a Client is involved. The term "transaction value" means the total value of the subsequent transaction including without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar obligations assumed (or remaining outstanding). The term "subsequent transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving LIN Holdings or any of its subsidiaries, and any other person or entity.

         In addition, the Clients, jointly and severally, have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Financial Advisory Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operation matters. LIN Holdings and LIN Television do not believe that the services that will be provided by Hicks Muse Partners could otherwise be obtained by them without the addition of personnel or engagement of outside professional advisors.

         The Company leases an aircraft to Chancellor pursuant to a lease agreement that expires in October 1999 and which calls for monthly rent payments of $60,000 to the Company. As of December 31, 1998, Chancellor owed the Company approximately $60,000 with respect to this lease. In addition, Special Services Delaware B, Inc. ("SSDB"), an indirect subsidiary of Ranger and a company in which the Company owns a 25% interest, leases a second aircraft to Chancellor pursuant to a lease which expires in November 2003.

NOTE 12 - RETIREMENT PLANS:

         The Company is the sponsor of the LIN Television Corporation Retirement Plan and the Supplemental Benefits Retirement Plan (together the "Retirement Plan"). The Retirement Plan is a noncontributory defined benefit retirement plan covering employees of the Company who meet certain requirements, including length of service and age. Pension benefits vest on completion of five years of service and are computed, subject to certain adjustments, by multiplying 1.25% of the employee's last three years' average annual compensation by the number of years of credited service. The assets of the pension plan are invested primarily in long-term fixed income securities, large and small cap U.S. equities, and international equities. The Company's policy is to fund at least the minimum requirement and is further based on legal requirements and tax considerations. No funding was required for the Retirement Plan during 1998, 1997 and 1996.

         The components of the net pension expense included in the financial statements and information with respect to the change in benefit obligation, change in plan assets, the funded status of the Retirement Plan and underlying assumptions are as follows:

                           LIN TELEVISION CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                Retirement Plan
                   (Amounts in Thousands, Except Percentages)

                                                                                 Predecessor
                                                                     March 3 -    January 1 -
                                                                   December 31,     March 2,     Predecessor
                                                                      1998           1998            1997
                                                                   -----------   -----------     -----------
Change in Benefit Obligation:

Benefit Obligation, Beginning of Year ................              $53,253        $ 52,440         $47,339
     Service Cost ....................................                  614             176             820
     Interest Cost ...................................                3,044             600           3,398
     Plan Amendments .................................                   --              --            (496)
     Actuarial Loss ..................................                5,298             296           2,875
     Curtailments ....................................                 (682)                             --
     Benefits Paid ...................................               (1,479)           (260)         (1,496)
                                                                    -------        --------         -------
     Benefit Obligation, End of Year .................              $60,048        $ 53,252         $52,440
                                                                    =======        ========         =======
Change in Plan Assets:
     Fair Value of Plan Assets, Beginning of Year ....               61,686        $ 58,015         $50,631
     Actual Return on Plan Assets ....................                3,758           3,931           8,880
     Benefits Paid ...................................               (1,479)           (260)         (1,496)
                                                                    -------        --------         -------
     Fair Value of Plan Assets, End of Year ..........              $63,965        $ 61,686         $58,015
                                                                    =======        ========         =======

Funded Status of the Plan ............................                3,917           8,434           5,575
Unrecognized Actuarial Gain ..........................               (7,039)        (11,898)         (8,913)
Unrecognized Prior Service Cost ......................                  228             988           1,124
Unrecognized Net Transaction Asset ...................                 (940)         (1,201)         (1,253)
                                                                    -------        --------         -------
Total Amount Recognized ..............................              $(3,834)       $ (3,677)        $(3,467)
                                                                    =======        ========         =======

Accrued Benefit Liability ............................              $(3,834)       $ (3,677)        $(3,467)
                                                                    =======        ========         =======

Assumptions as of period end:
     Discount Rate ...................................                 6.50%           7.00%           7.00%
     Expected Return on Plan Assets ..................                 8.25%           8.00%           8.00%
     Rate of Compensation Increase ...................                 5.00%           5.00%           5.00%
     Health Care Cost Trend Rate .....................                  n/a             n/a             n/a


                                                                     Predecessor
                                                         March 3 -   January 1 -
                                                       December 31,    March 2,     Predecessor  Predecessor
                                                          1998         1998            1997         1996
                                                        -----------   -----------    -----------  ----------
Net Periodic Cost:
Service Cost .........................................   $   614       $ 176         $   820        $   787
Interest Cost ........................................     3,044         600           3,398          3,233
Expected Return on Assets ............................    (3,318)       (650)         (3,655)        (3,434)
Prior Service Cost Amortization ......................       503         136             815          1,024
Transition Amount Recognized .........................      (261)        (52)           (313)          (313)
Curtailment Gain .....................................      (426)         --              --             --
                                                         -------       -----         -------        -------
Net Periodic Benefit Cost ............................   $   156       $ 210         $ 1,065        $ 1,297
                                                         =======       =====         =======        =======

                           LIN TELEVISION CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     Supplemental Benefits Retirement Plan
                   (Amounts in Thousands, Except Percentages)

                                                                                         Predecessor
                                                                          March 3 -      January 1 -
                                                                         December 31,      March 2,   Predecessor
                                                                             1998           1998          1997
                                                                         -----------     -----------  -----------
Change in Benefit Obligation:

     Benefit Obligation, Beginning of Year ...................             $ 1,987         $ 1,801       $ 1,168
     Service Cost ............................................                 118              34           143
     Interest Cost ...........................................                  93              22           113
     Actuarial Loss ..........................................                 204             130           377
     Curtailments                                                             (511)             --            --
                                                                           -------         -------       -------
     Benefit Obligation, End of Year .........................             $ 1,891         $ 1,987       $ 1,801
                                                                           =======         =======       =======

Funded Status of the Plan ....................................              (1,891)         (1,987)       (1,801)
Unrecognized Actuarial Loss ..................................                 468             785           665
Unrecognized Prior Service Cost ..............................                   8              12            12
Unrecognized Net Transaction Asset ...........................                 (49)            (62)          (65)
                                                                           -------         -------       -------
Total Amount Recognized ......................................             $(1,464)        $(1,252)      $(1,189)
                                                                           =======         =======       =======

Accrued Benefit Liability ....................................             $(1,464)        $(1,252)      $(1,189)
                                                                           =======         =======       =======


Assumptions as of period end:
     Discount Rate ...........................................                6.50%           7.00%         7.00%
     Expected Return on Plan Assets ..........................                8.25%           8.00%         8.00%
     Rate of Compensation Increase ...........................                5.00%           5.00%         5.00%
     Health Care Cost Trend Rate .............................                 n/a             n/a           n/a


                                                                              Predecessor
                                                                   March 3 -   January 1 -
                                                                  December 31,   March 2,  Predecessor  Predecessor
                                                                     1998         1998         1997         1996
                                                                  ----------- ------------ -----------  -----------
Net Periodic Cost:

     Service Cost ............................................       $118         $ 34         $143         $104
     Interest Cost ...........................................         92           22          113           80
     Expected Return on Assets ...............................         --           --           --            1
     Prior Service Cost Amortization .........................          3           --            2           30
     Actuarial Loss (Gain) Recognized ........................         10           10           42          (16)
     Transition Amount Recognized ............................        (14)          (3)         (16)          --
     Curtailment Loss ........................................          3           --           --           --
                                                                     ----         ----         ----         ----
     Net Periodic Benefit Cost ...............................       $212         $ 63         $284         $199
                                                                     ====         ====         ====         ====


                           LIN TELEVISION CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS & CONTINGENCIES;

Commitments:

         The Company leases land, buildings, vehicles and equipment under noncancelable operating lease agreements that expire at various dates through the year 2016. Commitments for noncancelable operating lease payments subsequent to December 31, 1998 are as follows (in thousands):


1999 .............................................................    $  289
2000 .............................................................       197
2001 .............................................................       149
2002 .............................................................       137
2003 .............................................................       129
Thereafter .......................................................       328
                                                                      ------
                                                                      $1,229
                                                                      ======

         Rent expense included in the consolidated statements of operations was $.1 million for the period from January 1, 1998 to March 2, 1998, $1.1 million for the period from March 3, 1998 to December 31, 1998 and $1.2 million for the years ended December 31, 1997 and 1996.

         The Company has also entered into commitments for future syndicated news, entertainment, and sports programming. Future payments associated with these commitments are as follows:


1999 .............................................................     $ 3,207
2000 .............................................................       7,076
2001 .............................................................       4,915
2002 .............................................................       3,909
2003 .............................................................       1,210
Thereafter .......................................................       1,968
                                                                       -------
                                                                       $22,285
                                                                       =======

Contingencies:

         On September 4, 1997, the Company announced that it had learned of four lawsuits regarding the then proposed acquisition of LIN Television. The Company and all of its then present directors are defendants in all of the lawsuits. AT&T is a defendant in three of the lawsuits, and an AT&T affiliate and Hicks Muse are defendants in one of the lawsuits. Each of the lawsuits was filed by a purported shareholder of the Company seeking to represent a putative class of all the Company's public stockholders. Three of the four lawsuits were filed in Delaware Court of Chancery, while the fourth lawsuit was filed in New York Supreme Court.

         While the allegations of the complaints are not identical, all of the lawsuits basically assert that the terms of the original merger agreement were not in the best interests of the Company's public stockholders. All of the complaints allege breach of fiduciary duty in approving the merger agreement. Two of the complaints also allege breach of fiduciary duty in connection with the proposed sale of the television station WOOD-TV by AT&T to Hicks Muse and the amendment to a Private Market Value Guarantee Agreement that was entered into simultaneously with the first merger agreement. The complaints seek the preliminary and permanent enjoinment of the merger or alternatively seek damages in an unspecified amount. The complaints have not been amended to reflect the terms of the merger itself.

         The plaintiffs in each of the actions have agreed to an indefinite extension of time for each of the defendants served to respond to the respective complaints. No discovery has taken place.

                           LIN TELEVISION CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 1998, is likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 14 - LOCAL MARKETING AGREEMENTS:

         The Company entered into LMAs with the owners of KXTX-TV in Dallas-Fort Worth, Texas in June 1994, KNVA-TV in Austin, Texas in August 1994, WBNE-TV in New Haven-Hartford, Connecticut in December 1994, and WVBT-TV in Norfolk-Portsmouth, Virginia in December 1994. Under the LMAs, the Company is required to pay fixed periodic fees and incur programming and operating costs relating to the LMA stations, but retains all advertising revenues. All of the LMAs have 10-year terms.

         In connection with the KXTX-TV and KNVA-TV LMAs, the Company purchased a 4.49% ownership interests in some of the licensees of the stations and entered into option and put agreements that would enable or require the Company to purchase the stations for a fixed amount under certain conditions, including a change by the FCC in its "duopoly" rules to permit such acquisitions. The aggregate purchase price for these interests and the purchase options was approximately $1.6 million. The "duopoly" rules currently prevent the Company from acquiring these LMA stations, thereby preventing the Company from directly fulfilling its obligations under put options that such LMAs have with the Company. Should future legislation amend the current single-market ownership limits, the Company, at the option of the parties involved in the LMA contracts, could be required to purchase certain of the LMA stations. Potential commitments for fulfilling these put options totaled a maximum of $14.0 million, subject to adjustments for monthly rental payments, at December 31, 1998.

         Future minimum payments required under all four of these LMAs are as follows (in thousands):


1999 .............................................................      $1,064
2000 .............................................................       1,064
2001 .............................................................       1,064
2002 .............................................................       1,064
2003 .............................................................       1,064
Thereafter .......................................................         783
                                                                        ------
Total ............................................................      $6,103
                                                                        ======

                           LIN TELEVISION CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - UNAUDITED QUARTERLY DATA (IN THOUSANDS):

                                      First       Second       Third       Fourth
                                     Quarter     Quarter     Quarter      Quarter
                                     -------     -------     -------      -------

1998 - Combined Company/Predecessor
-----------------------------------
Net revenues                         $60,015     $61,777     $ 55,778     $55,770
Operating income                      14,730      11,741        4,566       8,937
Net loss                             $(6,472)    $(1,364)    $ (8,784)    $(1,684)

1997 - Predecessor
-----------------------------------
Net revenues                         $61,662     $83,305     $ 71,911     $74,641
Operating income                      17,117      30,468       25,129      34,741
Net income                           $ 7,137     $15,550     $  9,935     $15,485

1996 - Predecessor
-----------------------------------
Net revenues                         $57,539     $75,576     $ 68,780     $71,472
Operating income                      15,990      28,274       22,378      32,518
Net income                           $ 5,952     $13,841     $  9,745     $16,923
-------------------------------------------------------------------------------


NOTE 16- RECENT PRONOUNCEMENTS:

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for years beginning after December 15, 1997. SFAS 130 requires that a company report items of other comprehensive income either below the total for net income in the income statement, or in a statement of changes in equity, and to disclose the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. As the Company has no items of other comprehensive income in any period presented, the adoption of SFAS 130 does have an impact on these financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for years beginning after December 15, 1997. SFAS 131 requires that a company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general-purpose financial statements. SFAS 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. Management believes that the Company has only one operating segment, as defined in Note 1, and so the adoption of SFAS 131 has a limited impact on the consolidated financial statements.

         Effective December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pesnions and other postretirement benefits to the extent practicable.

         In April 1998, Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities,"effective for fiscal years beginning after December 15, 1998. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires that costs of start-up activities and organization costs be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board (APB) Opinion No. 20,

                           LIN TELEVISION CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


"Accounting Changes". When adopting this SOP, entities are not required to report the pro forma effects of retroactive application. Management does not believe the implementation of SOP 98-5 will have a material impact on its consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after September 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. Management does not believe the implementation of SFAS 133 will have a material impact on its consolidated financial results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with the Accountants on any accounting or financial disclosure.

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

         The following table provides the information concerning the directors and executive officers of LIN Holdings and LIN Television:


Name                        Age Position
--------------------------- --- ------------------------------------------------
Thomas O. Hicks............ 53  Chairman of the Board of LIN Holdings and
                                   LIN Television
Michael J. Levitt.......... 40  Vice President and Director of LIN Holdings
                                   and LIN Television
John R. Muse............... 45  Director of LIN Holdings and LIN Television
Jeffrey A. Marcus.......... 52  Director of LIN Holdings and LIN Television
C. Dean Metropoulos........ 52  Director of LIN Holdings and LIN Television
Eric C. Neuman............. 54  Vice President and Director of LIN Holdings
                                   and LIN Television
Gary R. Chapman............ 55  Director, President and Chief Executive Officer
                                   of LIN Holdings and LIN Television
James G. Babb, Jr.......... 67  Vice President of Industry Relations of LIN
                                   Holdings   and LIN Television
Paul Karpowicz............. 45  Vice President of Television of LIN Holdings and
                                   LIN Television
Peter E. Maloney........... 44  Vice President of Finance of LIN Holdings and
                                   LIN Television
C. Robert Ogren, Jr........ 55  Vice President of Engineering and Operations of
                                   LIN Holdings and LIN Television
Gregory M. Schmidt......... 49  Vice President of New Development, General
                                   Counsel and Secretary of LIN Holdings and
                                   LIN Television
Denise M. Parent........... 35  Vice President, Deputy General Counsel of LIN
                                   and LIN Television

         THOMAS O. HICKS is the Chairman of the Board of LIN Holdings and LIN Television and has served in such position since. Mr. Hicks is a Chairman of the Board and Chief Executive Officer of Hicks Muse, a private investment firm located in Dallas, St. Louis, New York, Mexico City and London specializing in strategic investments, leveraged acquisitions and recapitalizations. From 1984 to May 1989, Mr. Hicks was Co-Chairman of the Board and Co-Chief Executive Officer of Hicks & Haas, Incorporated, a Dallas based private investment firm. Mr. Hicks serves as a chairman and CEO of Chancellor, director of Capstar Broadcasting Corporation, Sybron International Corporation, Inc., Cooperative Computing, Inc., International Home Foods, Triton Energy, D.A.C. Vision Inc. and Olympus Real Estate Corporation.

         MICHAEL J. LEVITT is Vice President and a director of LIN Holdings and LIN Television and has served in such position since March 3, 1998. Mr. Levitt is a Managing Director and Principal of Hicks Muse. Before joining Hicks Muse, Mr. Levitt was a Managing Director and Deputy Head of Investment Banking with Smith Barney Inc. from 1993 through 1995. From 1986 through 1993, Mr. Levitt was with Morgan Stanley & Co. Incorporated, most recently as a Managing Director responsible for the New York-based Financial Entrepreneurs Group. Mr. Levitt also serves as a director of Chancellor, Capstar Broadcasting Corporation, STC Broadcasting, Inc., Atrium Companies, Inc. and International Home Foods, Inc.

         JOHN R. MUSE has been a director of LIN Holdings and LIN Television since May 1998. Mr. Muse co-founded Hicks Muse in 1989 and is Chief Operating Officer and a Partner of Hicks Muse. Prior to the formation of Hicks Muse, Mr. Muse headed the investment/merchant banking activities of Prudential Securities for the southwest region of the United States from 1984 to 1989. Mr. Muse is Chairman of Arena Brands, Inc., Lucchese, Inc., Sunrise Television Corp. and serves as director of Arnold Palmer Golf Management Co., Glass's Group, International Home Foods, Inc., Olympus Real Estate Corporation, Regal Cinemas, Inc. and Suiza Foods Corporation. Mr. Muse also serves in the Board of Directors for Goodwill Industries, SMU Edwin Cox School of Business, the UCLA Anderson School Board of Visitors, and on the Board of Trustees of St. Mark's School of Texas.

         JEFFREY A. MARCUS has been a director of LIN Holdings and LIN Television since March 1999. Mr. Marcus was the President and Chief Executive Officer of Chancellor from June 1, 1998 until March 1999. Prior to joining Chancellor on June 1, 1998, Mr. Marcus served as the Chairman and Chief Executive Officer of Marcus Cable Properties, Inc. and Marcus Company, L.L.C. (collectively "Marcus Cable"), the ninth largest cable television multiple system operator (MSO) in the United States, which Mr. Marcus formed in 1990. Mr. Marcus continues to serve as Chairman of Marcus and as director of Marcus Cable Properties, Inc. Until November 1998, Mr. Marcus served as Chairman and Chief Executive Office of WestMarc Communications, Inc., an MSO formed through merger in 1987 of Marcus Communications, Inc. and Western TeleCommunications, Inc. Mr. Marcus has more than 29 years experience in the cable television business. Mr. Marcus is a co-owner of the Texas Rangers Baseball Club and serves as a director of Brinker International, Inc. and Chancellor and a director or trustee of several charitable and civic organizations.

         C. DEAN METROPOULOS has been a director of LIN Holdings and LIN Television since May 1998. Mr. Metropoulos is the Chairman of the Board of Directors and Chief Executive Officer of International Home Foods, Inc. and Chief Executive Officer of C. Dean Metropoulos & Co., a management services company. From 1993 through 1997, Mr. Metropoulos served as Chairman of the Board and Chief Executive Officer of the Morningstar Group, Inc. From 1983 through 1993, he served as President and Chief Executive Officer of Stella Foods, Inc. Before then, Mr. Metropoulos served in a variety of U.S. and international executive positions with GTE Corporation, including Vice President and General Manager -- Europe and Vice President and Controller, GTE International. Mr. Metropoulos also serves as a Director of Suiza Foods and Atrium Companies, Inc.

         ERIC C. NEUMAN is Vice President and a director of LIN Holdings and LIN Television. Mr. Neuman will resume his position as an officer of Hicks Muse in April 1999. Mr. Neuman was the Senior Vice President of Strategic Development for Chancellor Media from July 1998 to March 1999. From May 1993 to July 1, 1998, Mr. Neuman served as an officer of Hicks Muse since 1993 and was most recently serving as a Senior Vice President thereof. From 1985 to 1993 Mr. Neuman served as a Managing General Partner of Communications Partner, Ltd. A Dallas-based private investment firm specializing in media and communications businesses. Mr. Neuman also serves as a director of Chancellor,and STC Broadcasting.

         GARY R. CHAPMAN has been President of LIN Television since 1989 and a director and CEO since November 1994 and became a director, the President and CEO of the Company concurrently with the closing of the Acquisition. Mr. Chapman served as Joint Chairman of the National Association of Broadcasters from 1991 to 1993 and serves as a board member of the Advanced Television Test Center. Currently, Mr. Chapman serves on the Board of Directors of the Association for Maximum Service Television and is Co-Chairman of the Advisory Board of Governors for the National Association of Broadcasters Education Foundation.

         JAMES G. BABB, JR. has been Vice President of Industry Relations of LIN Television since April 1996 and became the Company's Vice President of Industry Relations concurrently with the closing of the Acquisition. Prior to joining the Company, Mr. Babb was Chairman, CEO and President of Outlet Communication, Inc. from May 1991 to February 1996. Mr. Babb currently serves as the Chairman of the Television Board of the National Association of Broadcasters.

         PAUL KARPOWICZ has served as Vice President of Television of LIN Television since January 1994 and became the Vice President of Television of the Company concurrently with the closing of the Acquisition. Prior to January 1994, Mr. Karpowicz served as general manager of LIN Television's Indianapolis CBS Affiliate station, WISH-TV, from July 1989 through July 1995.

         PETER E. MALONEY has served as Vice President of Finance of LIN Television since January 1995 and became the Vice President of Finance of the Company concurrently with the closing of the Acquisition. Prior to January 1995, Mr. Maloney was employed by LIN Broadcasting as Vice President of Tax from June 1990 to December 1994 and as Director of Taxation and Financial Planning from January 1983 to June 1990.

         C. ROBERT OGREN, JR. has been Vice President of Engineering and Operations of LIN Television since November 1990 and became the Vice President of Engineering and Operations of the Company concurrently with the closing of the Acquisition. Prior to November 1990, Mr. Ogren was Director of Engineering at WBAL-TV from June 1989 to October 1990 and Director of Engineering for Freedom Newspapers, Inc. from June 1984 to May 1989.

         GREGORY M. SCHMIDT has been Vice President of New Development, General Counsel and Secretary of LIN Television since March 1995. He became Vice President of New Development, General Counsel and Secretary of the Company concurrently with the closing of the Acquisition. From 1985 to 1995, he was a partner at Covington & Burling, a Washington law firm with a high-profile presence in regulatory and communications law.

         DENISE M. PARENT has been Vice President-Deputy General Counsel of LIN Television since March 1997 and became Vice President-Deputy General Counsel of the Company concurrently with the closing of the Acquisition. From 1993 to 1997, Ms. Parent was employed by The Providence Journal Company as Senior Corporate Counsel. Prior to 1993, Ms. Parent was employed by Adler, Pollock & Sheehan, Incorporated, a law firm in Providence, Rhode Island.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to or earned in 1998, 1997 and 1996, including deferred compensation, by the Chief Executive Officer of LIN Television and LIN Holdings (the "CEO"), and the five other most highly compensated executive officers of LIN Television and LIN Holdings for services rendered during the years ended December 31, 1998, 1997 and 1996 (the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE


                                                                                      Long Term
                                                   Annual Compensation              Compensation
                                       ------------------------------------------  ---------------
                                                                     Other Annual    Securities
                                                                     Compensation    Underlying
Name and Principal Position            Year    Salary($)   Bonus($)     ($)(a)     Options/SARs(#)
---------------------------            ----    --------    -------   ------------  ---------------

Gary R. Chapman....................... 1998    500,000     500,000      13,863      13,248,600
  President & CEO                      1997    500,000     205,000      22,305         100,000
                                       1996    475,000     146,250      48,632          75,000

Gregary M. Schmidt.................... 1998    330,000     105,000       2,619       3,763,500
  Vice President of New Development,   1997    320,000     100,000      11,559          47,000
  General Counsel & Secretary          1996    310,000      95,000      21,764          39,500

Paul Karpowicz........................ 1998    330,000     135,000       1,930       4,263,500
  Vice President, Television           1997    300,000     110,000     237,708          47,000
                                       1996    237,000     150,000     237,840          39,500

Deborah R. Jacobson (b)............... 1998    185,000      83,000       1,439       2,238,700
  Vice President, Corporate            1997    180,000      65,000      11,665          35,000
  Development & Treasurer to           1996    175,000      78,000      11,400          29,000
  January 1999

Peter E. Maloney...................... 1998    180,000      83,000       2,112       2,738,700
  Vice President, Finance              1997    165,000      80,000       6,898          35,000
                                       1996    145,000      65,000       5,763          29,000

C. Robert Ogren, Jr................... 1998    180,000      83,000       4,150       1,738,700
  Vice President, Engineering          1997    165,000      80,000      10,701          35,000
  and Operations                       1996    140,000      65,000       8,849          29,000


------------------
(a) The amount set forth in Other Annual Compensation includes as to all named executive officers the value of executive life and disability insurance and as to most named executive officers the personal use of Company automobiles and nonqualified pension contributions. In addition, such amount includes relocation expenses of $196,345 for Mr. Karpowicz in 1996, and an additional $212,196 tax gross-up relocation payment for Mr. Karpowicz in 1997.

(b) Deborah R. Jacobson resigned as an officer of the Company effective January 6, 1999 simultaneously with her appointment as an officer of Chancellor.

The following table sets forth certain information concerning stock options grants during the year ended December 31, 1998, to the Named Executive Officers.


                 OPTION/SAR GRANTS DURING THE 1998 FISCAL YEAR

                                   Individual Grants
                                --------------------------                               Potential Realizable
                                              Percent of                                   Value at Assumed
                                 Number of      Total                                    Annual Rate of Stock
                                Securities    Options/SAR                               Price Appreciation for
                                Underlying    Granted to    Exercise or                     Option Term(2)
                                Options/SAR  Employees in   Base Price  Expiration     -------------------------
Name                             Granted(#)  Fiscal Year(%) ($/Share)      Date           5%($)         10%($)
----                            -----------  -------------- ----------- ----------     ----------      ---------

Gary R. Chapman...............   5,285,582                    $  --       3/3/08        8,615,499      13,689,657
                                 5,428,836                    $0.50       3/3/08        6,134,585      11,346,267
                                 2,534,182                    $1.00      9/30/08        1,596,535       4,029,349
                                ----------       ----                                  --------------------------
                                13,248,600       26.7%                                 16,346,618      29,065,274

Gregory M. Schmidt............   1,654,896                    $  --       3/3/08        2,697,480       4,286,181
                                 1,185,104                    $0.71       3/3/08        1,091,720       2,229,419
                                   923,500                    $1.00      9/30/08          581,805       1,468,365
                                 3,763,500        7.6%                                  4,371,005       7,983,965

Paul Karpowicz................   1,745,708                    $  --       3/3/08        2,845,504       4,521,384
                                 1,594,292                    $0.53       3/3/08        1,758,696       3,289,216
                                   923,500                    $1.00      9/30/08          581,805       1,468,365
                                ----------       ----                                  --------------------------
                                 4,263,500        8.6%                                  5,186,005       9,278,965

Deborah R. Jacobson...........   1,000,000                    $  --       3/3/08        1,630,000       2,590,000
                                   590,000                    $1.00       3/3/08          371,700         938,100
                                   648,700                    $1.00      9/30/08          408,681       1,031,433
                                ----------       ----                                  --------------------------
                                 2,238,700        4.5%                                  2,410,381       4,559,533

Peter E. Maloney..............   1,226,318                    $  --       3/3/08        1,998,898       3,176,164
                                   863,682                    $0.68       3/3/08          817,802       1,646,936
                                   648,700                    $1.00      9/30/08          408,681       1,031,433
                                ----------       ----                                  --------------------------
                                 2,738,700        5.5%                                  3,225,381       5,854,533

C. Robert Ogren Jr............     500,000                    $  --       3/3/08          815,000       1,295,000
                                   590,000                    $1.00       3/3/08          371,700         938,100
                                   648,700                    $1.00      9/30/08          408,681       1,031,433
                                ----------       ----                                  --------------------------
                                 1,738,700        $3.5%                                 1,595,381       3,264,533



(a) The dollar amounts set forth under these columns are the result of calculations at the 5% and 10% assumed rates set forth by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the Company's Common Stock price. The assumed annual rates of appreciation would result in the Company's stock increasing to $1.62 and $2.59, respectively, from a base price of $1.00.

(b) All options granted to the named executive become exercisable for shares of common stock of Ranger Equity Holdings Corporation ("Ranger") have vesting terms of four to five years and have an option term of ten years. In the event of a change in control, the name executive officers may surrender their vested options to the Company in exchange for a cash payment. See "-- Employment Contracts and Termination and Change in Control Arrangements."

The following table discloses, for the Named Executive Officers, individual excercises of options during the year ended December 31, 1998, and the number and values of the options held by such named executive officer at December 31, 1998.



                AGGREGATE EXERCISES DURING THE 1998 FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES



                                                           Shares                              Value of          Value of
                                                         Underlying      Shares Underlying  Exercised In-the-   Unexerciseable
                                                         Exerciseable      Unexerciseable     Money Options     in-the-Money
                         Shares Acquired     Value    Options At Fiscal  Options At Fiscal     at Fiscal      Options at Fiscal
Name                      on Execise(#)   Realized($)    Year End(#)        Year End(#)       Year End($)        Year End ($)
----                     ---------------  ----------- -----------------  -----------------  ----------------  -----------------

Gary R. Chapman .........    217,556      7,178,565      5,285,582            7,963,018        5,506,274          8,295,502
Gregory M. Schmidt ......     68,460      1,722,881      1,654,896            2,108,604        1,723,994          2,196,646
Paul Karpowicz ..........     63,842      1,965,309      1,745,708            2,517,792        1,818,598          2,622,919
Deborah R. Jacobson .....     71,707      1,788,569      1,000,000            1,238,700        1,041,754          1,290,420
Peter E. Maloney ........     54,835      1,716,101      1,226,318            1,512,382        1,277,521          1,575,529
C. Robert Ogren Jr ......     87,366      2,437,960        500,000            1,238,700          520,877          1,290,420
-------------------------------------------------------------------------------------------------------------------------------


Stock Option Plan:

         The Company participates in the Ranger Equity Holdings Corporation 1998 Stock Option Plan (the "1998 Option Plan"). Pursuant to the 1998 Option Plan nonqualified options have been granted to certain directors, officers and key employees of the Company. Prior to March 2, 1998, nonqualified options were granted to directors, officers and key employees of the Company pursuant to the LIN Television Corporation 1994 Adjustment Stock Incentive Plan, the Amended and Restated 1994 Stock Incentive Plan and the 1994 Nonemployee Director Stock Incentive each of which were terminated and all options granted under each were exercised or cancelled on March 2, 1998.

         Options granted pursuant to the 1998 Option Plan are generally not exercisable until one year after grant, have vesting terms of four to five years and expire ten years from the date of grant.

Retirement Plans

         The Company maintains a Defined Benefit Retirement Plan (the "Pension Plan"), a Supplemental Benefit Retirement Plan and a 401(K) Plan, each of which covers certain employees of the Company and its subsidiaries.

         The following table shows the estimated annual retirement benefits payable under the Pension Plan and the Company's Supplemental Benefit Retirement Plan as an annuity for life upon normal retirement for specified compensation and years of credited service classifications, assuming retirement at age 65 on December 31, 1998. Benefits are computed by multiplying (i) 1.25% of the employee's average annual compensation (salary and bonus, excluding option gains and benefits or payments received under any other benefit plan for the three consecutive years producing the highest average) times (ii) the employee's number of years of credited service, up to a maximum of 32 years. Sections 401
(a) (17) and 415 of the Internal Revenue Code of 1986, as amended, (the"Code"), limit the annual benefits that may be paid from a tax qualified retirement plan such as the Pension Plan and the Supplemental Benefit Retirement Plan. As permitted by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the Company's

Supplemental Benefit Retirement Plan authorizes the payment out of the Company's general funds of any benefits calculated under the provisions of the Pension Plan that may be above the limits of Sections 401 (a)(17) and 415 of the Code.


                                 PENSION TABLE


  Three Year
Average Annual
Compensation                   Years of Credited Service
--------------  ---------------------------------------------------------------
                  10          15          20         25         30         32
                ------     ------      -------    -------    -------    -------
    70,000       8,750     13,125       17,500     21,875     26,250     28,000
   100,000      12,500     18,750       25,000     31,250     37,500     40,000
   150,000      18,750     28,125       37,500     46,875     56,250     60,000
   200,000      25,000     37,500       50,000     62,500     75,000     80,000
   300,000      37,500     56,250       75,000     93,750    112,500    120,000
   400,000      50,000     75,000      100,000    125,000    150,000    160,000
   500,000      62,500     93,750      125,000    156,250    187,500    200,000
   750,000      93,750    140,625      187,500    234,375    281,250    300,000


         As of December 31, 1998, Mr. Chapman had ten years of credited service under the Pension Plan, Mr. Karpowicz had nine and 1/2 years of credited service, Mr. Schmidt had four years of credited service under the Pension Plan, Mr. Maloney had fifteen years of credited service under the Pension Plan, and Mr. Ogren had nine years of credited service. Mr. Karpowicz's several years of employment with the Company in the late 1970s do not qualify as years of credited service under the terms of the Pension Plan. Benefit amounts under the Pension Plan are not subject to any deduction for Social Security benefits or other offset amounts.

EMPLOYMENT CONTRACTS AND TERMINATION AND CHANGE IN CONTROL ARRANGEMENTS

         Employment Agreement with Gary Chapman. The Company has an employment agreement with Mr. Chapman. The employment agreement provides for

(i)      a term that ends on December 31, 1999,
(ii)     a minimum annual salary of $475,000, and
(iii)    a target bonus of at least $150,000.

The agreement also provides for option grants, participation in certain of the Company's benefit programs, additional severance benefits upon termination without cause, and the vesting of unvested options in the event of certain changes in control of the Company.

         Severance Compensation Agreements. The Company has entered into Severance Compensation Agreements with Mr. Chapman and the other Named Executive Officers of the Company. Under such agreements, if employment is terminated other than for cause (as defined in the Severance Compensation Agreements), the employee is entitled to certain severance benefits in addition to any compensation otherwise payable. Such severance benefits include a lump sum payment designed to provide the equivalent to the sum of (i) an amount equal to two times the employee's annual base salary on the Date of Termination (as defined in the Severance Compensation Agreements); (ii) an amount equal to two times the bonus compensation paid to the employee with respect to the last complete fiscal year; and (iii) the present value as of the Date of Termination, of the sum of (a) all benefits which have accrued to the employee but have not vested under the LIN Television Corporation Retirement Plan as of the Date of Termination and (b) all additional benefits which would have accrued to the employee under the Retirement Plan if the employee had continued to be employed by the Company on the same terms the employee was employed on the Date of Termination. In addition to such cash payments, the employee is entitled to life, health and disability and accident insurance benefits substantially similar to those which the employee was receiving prior to the Notice of Termination (as defined in the Severance Compensation Agreements)(or, if greater, immediately prior to a Change in Control, as defined in the Severance Compensation Agreements) for a period of two years.

         The Company expects to enter into continuing employment and severance agreements with Mr. Chapman and the other named executive officers of the Company.

Director Compensation

         Directors of LIN Holdings and LIN Television, who are also employees of LIN Television, LIN Holdings or Hicks Muse serve without additional compensation. At present there are no independent directors of LIN Television or LIN Holdings.

Compensation Committee Interlocks and Insider Participation

         In 1998 the respective boards of directors of LIN Holdings and LIN Television appointed Messrs. Levitt, Metropoulos and Neuman to the Compensation Committee for each company, of which Mr. Levitt acts as chairman. Messrs. Levitt and Neuman are Vice Presidents of LIN Holdings and LIN Television and Mr. Levitt is a principal of Hicks Muse, which through its affiliates controls approximately 74.7% of the outstanding common stock of Ranger. An affiliate of Hicks Muse is a party to the Monitoring and Oversight Agreement and the Financial Advisory Agreement, each as defined in "Item 13. Certain Relationships and Related Transactions." Messrs. Hicks, Levitt and Neuman serve as directors of Chancellor and Mr. Neuman served as a Senior Vice President of Strategic Development of Chancellor in 1998. The Company leases an aircraft to Chancellor under a lease agreement which expires in October 1999. Special Services Delaware B, Inc., an indirect subsidiary of Ranger and a company in which the Company owns a 25% interest leases a second aircraft to Chancellor pursuant to a lease which expires in November 2003. See "Item 13. Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         LIN Television has 1,000 shares of common stock, par value $.01 per share, issued and outstanding, all of which are owned by LIN Holdings. LIN Holdings has 1,000 shares of common stock, par value $0.01 per share, issued and outstanding, 630 of which are owned by Ranger B and 370 of which are owned by Ranger Equity Holdings A Corp. All of the shares of capital stock of Ranger Equity Holdings A Corp. and Ranger B are held by Ranger, which is controlled by a limited partnership controlled by a limited liability company which is in turn controlled by Thomas O. Hicks. For a description of the relationship between Hicks Muse and the Company, see "Item 13. Certain Relationships and Related Transactions."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the Acquisition, LIN Holdings, LIN Television and certain of their respective affiliates (collectively, the "Clients") entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services to the Clients. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of LIN Holdings and its subsidiaries for the then current fiscal year. Upon the acquisition by LIN Holdings and its subsidiaries of another entity or business, the fee shall be adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of LIN Holdings and it subsidiaries. In no event shall the annual fee be less than

$1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to LIN Holdings and LIN Television.

         The Clients, jointly and severally, have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Monitoring and Oversight Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. LIN Holdings and LIN Television do not believe that the services that have been and will continue to be provided to them by Hicks Muse Partners could otherwise be obtained by them without the addition of personnel or the engagement of outside professional advisors. In the opinion of LIN Holdings and LIN Television, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received and to be received by LIN Holdings and LIN Television.

         In connection with the Acquisition, the Clients also entered into a ten-year agreement (the "Financial Advisory Agreement") with Hicks Muse Partners, pursuant to which Hicks Muse Partners received a financial advisory fee at the closing of the Acquisition as compensation for its services as financial advisor to the Clients in connection with the Acquisition. Hicks Muse Partners also is entitled to receive a fee equal to 1.5% of the "transaction value" (as defined below) for each "subsequent transaction" (as defined below) in which a Client is involved. The term "transaction value" means the total value of the subsequent transaction including without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar obligations assumed (or remaining outstanding). The term "subsequent transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving LIN Holdings or any of its subsidiaries, and any other person or entity.

         In addition, the Clients, jointly and severally, have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Financial Advisory Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operation matters. LIN Holdings and LIN Television do not believe that the services that will be provided by Hicks Muse Partners could otherwise be obtained by them without the addition of personnel or engagement of outside professional advisors. In the opinion of LIN Holdings and LIN Television, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by LIN Holdings and LIN Television.

         The Company leases an aircraft to Chancellor pursuant to a lease agreement that expires in October 1999 and which calls for monthly rent payments of $60,000 to the Company. As of December 31, 1998 Chancellor owed the Company approximately $60,000 with respect to this lease. Special Services Delaware B, Inc. ("SSDB"), an indirect subsidiary of Ranger and a company in which the Company owns a 25% interest, leases a second aircraft to Chancellor pursuant to a lease which expires in November 2003.

         The Company has a pending agreement to a sell its KXTX-TV to SSG, an entity in which Thomas O. Hicks has substantial ownership interest (See Item 1 - Business, Pending Transaction -- KXTX-TV Disposition.) KXTX-TV currently holds the broadcast rights to the Texas Rangers Baseball games, a team in which Thomas
O. Hicks also has a substantial ownership interest and Jeffrey A. Marcus is a co-owner. Pursuant to contracts negotiated prior to Mr. Hicks acquisition of the Texas Rangers, the Company is obligated to pay approximately $10.0 million to the Texas Rangers for such broadcast rights.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements. The financial statements of LIN Holdings Corp. and LIN Television Corporation are set forth under Item 8 herein and are incorporated herein by reference.

(a) (2) Financial Statement Schedules. The financial statement schedules of LIN Holdings Corp. and LIN Television Corporation are set forth on pages F1 through F4 hereto and are incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by LIN Holdings Corp. or LIN Television Corporation during the fourth quarter ended December 31, 1998.

(c)  Exhibits:



Exhibit
Number                             Description
-------                            -----------

2.1    --   Agreement and Plan of Merger among Ranger Holdings Corp., Ranger
            Acquisition Company and LIN Television Corporation dated as of
            August 12, 1997, as amended as of October 21, 1997. (1)

3.1.1  --   Certificate of Incorporation of LIN Holdings Corp. (formerly known as Ranger Holdings Corp.). (1)

3.1.2  --   Certificate of Amendment of Certificate of Incorporation of LIN
            Holdings Corp. (formerly known as Ranger Holdings Corp). (1)

3.2    --   Bylaws of LIN Holdings Corp. (1)

3 3    --   Restated Certificate of Incorporation of LIN Television
            Corporation. (1)

3.4    --   Restated Bylaws of LIN Television Corporation. (1)

4.1    --   Indenture, dated as of March 3, 1998, among LIN Acquisition Company, the Guarantors named therein, and United States Trust Company of New
            York, as Trustee, relating to the Senior Subordinated Notes.(1)

4.2    --   Indenture, dated as of March 3, 1998, among LIN Holdings Corp. and
            United States Trust Company of New York, as Trustee, relating to the
            Senior Discount Notes.(1)

10.1   --   Credit Agreement, dated as of March 3, 1998, among LIN Holdings
            Corp., LIN Television Corporation, the lenders party thereto, The
            Chase Manhattan Bank, as Administrative Agent, Issuing Lender and
            Swingline Lender, the Bank of New York, as Syndication Agent, and
            National Westminster Bank PLC, as Documentation Agent.(1)

10.2   --   Guarantee and Collateral Agreement, dated as of March 3, 1998, made by LIN Holdings Corp., LIN Acquisition Company, LIN Television
            Corporation and the Guarantors named herein, in favor of The Chase
            Manhattan Bank, as Administrative Agent.(1)

10.3   --   Monitoring and Oversight Agreement, dated as of March 3, 1998, among
            LIN Television Corporation, LIN Holdings Corp., Ranger Equity
            Holdings Corporation, Ranger Equity Holdings A Corp., Ranger Equity
            Holdings B Corp. and Hicks, Muse & Co. Partners, L.P.(1)

10.4   --   Financial Advisory Agreement, dated as of March 3, 1998, among LIN
            Television Corporation, LIN Holdings Corp., Ranger Equity Holdings
            Corporation, Ranger Equity Holdings A Corp., Ranger Equity Holdings
            B Corp. and Hicks, Muse & Co. Partners, L.P.(1)

10.5   --   Amended and Restated Transaction Agreement, dated as of January 22,
            1998, between National Broadcasting Company, Inc., Outlet
            Broadcasting, Inc., LIN Television of Texas, L.P., LIN Television
            Corporation, Station Venture Holdings, LLC, Station Venture
            Operations, LP, and Ranger Holdings Corp.(1)

Exhibit
Number                             Description
-------                            -----------

10.6    --  Asset Purchase Option Agreement, dated as of March 3, 1998, among
            LIN Holdings Corp. and Birmingham Broadcasting (WVTM TV), Inc. and joined in by National Broadcasting Company, Inc. for the sole purpose of Article 12.(1)

10.7    --  Asset Purchase Agreement, dated as of August 12, 1997, among LIN
            Holdings Corp., LIN Television Corporation, LIN Broadcasting Corporation, LIN Michigan Broadcasting Corporation and LCH Communications, Inc.(1)

10.8    --  Television Affiliation Agreement for WAND-TV with American
            Broadcasting Companies, Inc., dated February 8, 1990, as amended.(2)

10.9    --  Television Affiliation Agreement for WANE-TV with CBS, Inc., dated
            November 1, 1992. (2)

10.10   --  Television Affiliation Agreement for WISH-TV with CBS, Inc., dated
            November 1, 1992, as amended. (2)

10.11   --  Television Affiliation Agreement for WTNH-TV with American
            Broadcasting Companies, Inc., dated February 17, 1993, as amended.(2)

10.12   --  Television Affiliation Agreement for WIVB-TV with CBS, Inc., dated
            December 4, 1992.(1)

10.13.1 --  Television Affiliation Agreement for KXAN-TV with National
            Broadcasting Company, Inc., dated April 12, 1995.(3)


10.13.2 --  Amendment to Television Affiliation Agreement for KXAN-TV with
            National Broadcasting Company, Inc., dated March 2, 1998.(1)

10.14.1 --  Television Affiliation Agreement for WOOD-TV with National
            Broadcasting Company, Inc., dated April 12, 1995.(3)

10.14.2 --  Amendment to Television Affiliation Agreement for WOOD-TV with
            National Broadcasting Company, Inc., dated March 2, 1998.(1)

10.15.1 --  Television Affiliation Agreement for WAVY-TV with National
            Broadcasting Company, Inc., dated April 12, 1995.(3)

10.15.2 --  Amendment to Television Affiliation Agreement for WAVY-TV with
            National Broadcasting Company, Inc., dated March 2, 1998.(1)

10.16   --  Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman.(3)+

10.17   --  Employment Agreement dated as of September 5, 1996, between LIN
            Television Corporation and Gary R. Chapman.(4)+

10.18   --  Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz.(4)+

10.19   --  Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and C. Robert Ogren, Jr.(4)+

10.20   --  Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt.(4)+

10.21   --  Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney.(1)+

10.22   --  LIN Television Corporation Amended and Restated 1994 Stock Incentive
            Plan.(2)+

10.23   --  Supplemental Benefit Retirement Plan of LIN Television Corporation
            and Subsidiary Companies, as amended and restated.(2)+

10.24   --  LIN Television Corporation Retirement Plan, as amended and restated.(2)+

10.25   --  LIN Television Corporation 401 (k) Plan and Trust. (2)+

10.26   --  Ranger Equity Holdings Corporation 1998 Stock Option Plan. +*

10.27   --  Agreement and Plan of Merger dated as of July 7, 1998, between
            Chancellor Media Corporation and Ranger Equity Holdings Corporation.(5)

21.1    --  Subsidiaries of the Registrants.(1)

27.1    --  Financial Data Schedule for LIN Holdings Corp.*

27.2    --  Financial Data Schedule for LIN Television Corporation.*

+  Management contract or compensatory plan or arrangement.
*  Filed herewith.

(1.) Incorporated by reference to the Registration Statement on Form S-1 of LIN Holdings Corp. and LIN Television Corporation, dated May 29, 1998, File No. 333-54003.

(2.) Incorporated by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation, dated October 4, 1994, File No. 33-84718.

(3.) Incorporated by reference to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended March 31, 1995, File No. 0-2481.

(4.) Incorporated by reference to the Quarterly Report on form 10-Q of LIN Television Corporation for the fiscal quarter ended September 30, 1996, File No. 0-25206.

(5.) Incorporated by reference to the Registration Statement on Form S-1/A of LIN Holdings Corp. and LIN Television Corporation, dated August 7, 1998, File No. 333-54003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN Holdings Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      LIN HOLDINGS CORP.
                                      LIN TELEVISION CORPORATION


                                      By: /s/ Gary R. Chapman
                                          -------------------------------------
                                          Gary R. Chapman
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of each of LIN Holdings Corp. and LIN Television Corporation in the capacities and on the dates indicated.



Signature                                   Title                        Date
---------                                   -----                        ----


/s/ Gary R. Chapman           President, Chief Executive Officer,       3/31/99
---------------------------   and Director (Principal Executive
Gary R. Chapman               Officer)


/s/ Peter E. Maloney          Vice President of Finance                 3/31/99
---------------------------   (Principal Financial Officer)
Peter E. Maloney


/s/ Thomas O. Hicks           Chairman of the Board                     3/31/99
---------------------------   of Directors
Thomas O. Hicks


/s/ Michael J. Levitt         Director                                  3/31/99
---------------------------
Michael J. Levitt


/s/ John R. Muse              Director                                  3/31/99
---------------------------
John R. Muse


/s/ Jeffrey A. Marcus         Director                                  3/31/99
---------------------------
Jeffrey A. Marcus


/s/ C. Dean Metropoulos       Director                                  3/31/99
---------------------------
C. Dean Metropoulos


/s/ Eric C. Neuman            Director                                  3/31/99
---------------------------
Eric C. Neuman

         Schedule I - Condensed Financial Information of the Registrant

                               LIN HOLDINGS CORP.
                            Condensed Balance Sheets
                                 (In thousands)




                                                           December 31,    December 31,
                                                              1998            1997
                                                           -----------     -----------

ASSETS
Other current assets                                        $     --          $  1
Deferred financing costs                                      11,712            --
Other noncurrent assets                                        6,300            --
Investment in wholly-owned subsidiaries                      744,977            --
                                                            --------          ----
     TOTAL ASSETS                                           $762,989          $  1
                                                            ========          ====
LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt                                               216,565            --
                                                            --------          ----
Total liabilities                                            216,565            --
                                                            --------          ----
Stockholders' equity:
     Additional paid-in capital                              558,123             1
     Accumulated deficit                                     (11,699)           --
                                                            --------          ----
Total stockholders' equity                                   546,424             1
                                                            --------          ----
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $762,989          $  1
                                                            ========          ====


         Schedule I - Condensed Financial Information of the Registrant


                               LIN HOLDINGS CORP.
                       Condensed Statement of Operations
                                 (In Thousands)


                                                          March 3 - December 31
                                                                  1998
                                                          ---------------------

Other expense:

Interest expense                                                $ 17,999
                                                                --------
Total Other Expense                                               17,999
                                                                --------

Loss before benefit from income taxes                            (17,999)
Benefit from income taxes                                         (6,300)
                                                                --------
Net loss                                                        $(11,699)
                                                                ========


         Schedule I - Condensed Financial Information of the Registrant

                               LIN HOLDINGS CORP.
                  Condensed Statements of Stockholders' Equity
                       (Dollars and shares in thousands)



                                                      Common Stock                 Additional                    Total
                                                     ---------------     Treasury    Paid-in   Accumulated   Stockholders'
                                                     Shares   Amount      Stock      Capital     Deficit         Equity
                                                     ------   ------     --------  ----------  -----------   ------------

     Proceeds from issuance of common stock             1     $  --      $  --      $      1     $     --       $      1
                                                    -----     -----      -----      --------     --------       --------
Balance at December 31, 1997                            1        --         --             1           --              1
                                                    -----     -----      -----      --------     --------       --------
Balance at March 2, 1998                                1        --         --             1           --              1
     Acquisition of LIN Television Corporation
          and contribution of KXAS-TV to
          joint venture                                --        --         --       558,122           --        558,122
     Net loss                                          --        --         --            --      (11,699)       (11,699)
                                                    -----     -----      -----      --------     --------       --------
Balance at December 31, 1998                            1     $  --      $  --      $558,123     $(11,699)      $546,424
                                                    =====     =====      =====      ========     ========       ========


         Schedule I - Condensed Financial Information of the Registrant

                               LIN HOLDINGS CORP.
                       Condensed Statement of Cash Flows
                                 (In thousands)




                                                               March 3 - December 31
                                                                        1998
                                                               ---------------------

Investment in LIN Television Corporation                             $(744,977)
                                                                     ---------
NET CASH USED IN INVESTING ACTIVITIES                                 (744,977)
                                                                     ---------
FINANCING ACTIVITIES:
Proceeds from long-term debt                                           199,631
Loan fees incurred on long-term debt                                   (12,777)
Proceeds from capital contributions                                    558,123
                                                                     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              744,977
                                                                     ---------
Net increase in cash and cash equivalents                                   --

Cash and cash equivalents at the beginning of the period                    --
                                                                     ---------
Cash and cash equivalents at the end of the period                   $      --
                                                                     =========


                Schedule II - Valuation and Qualifying Accounts

                               LIN HOLDINGS CORP.
                                 (In Thousands)


                                                                   Additions:
                                                      Balance at   Charged to
                                                     Beginning of  Costs and                   Other       Balance at
                                                        Period      Expensed   Deductions    Deductions   End of Period
                                                     ------------  ----------  ----------    ----------   -------------

Period from March 3, 1998 to December 31, 1998:
     Allowance for Doubtful Accounts .................  $1,988       $422       $431(1)       $308(2)         $1,671

Period for January 1, 1998 to December 31, 1998:
     Allowance for Doubtful Accounts .................  $2,197       $133       $ 34(1)       $308(2)         $1,988

Year ended December 31, 1997 (Predecessor):
     Allowance for Doubtful Accounts .................  $1,960       $971       $734(1)       $   --          $2,197

Year ended December 31, 1996 (Predecessor):
     Allowance for Doubtful Accounts .................  $1,964       $496       $500(1)       $   --          $1,960



----------
(1)  Uncollected accounts written off, net of recoveries.
(2)  Contribution of KXAS-TV to station joint venture.