Form 10-Q
period 1999-03-31
LIN HOLDINGS CORP; LIN TELEVISION CORP
filed 1999-05-17
CIK 1062707, 931058

      As filed with the Securities and Exchange Commission on May 16, 1999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from_______________to_______________


         Commission File Number: 333-54003-06                       Commission File Number: 000-25206

                  LIN HOLDINGS CORP.                                    LIN TELEVISION CORPORATION
------------------------------------------------------    ------------------------------------------------------
(Exact name of registrant as specified in its charter)    (Exact name of registrant as specified in its charter)


                       DELAWARE                                                  DELAWARE
                       --------                                                  --------
           (State or other jurisdiction of                           (State or other jurisdiction of
            incorporation or organization)                            incorporation or organization)

                      75-2733097                                                13-3581627
                      ----------                                                ----------
         (I.R.S. Employer Identification No.)                      (I.R.S. Employer Identification No.)


       1 RICHMOND SQUARE, SUITE 230E, PROVIDENCE, RHODE ISLAND      02906
    ------------------------------------------------------------------------
            (Address of principal executive offices)             (Zip Code)

                                 (401) 454-2880
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes     [ ] No


NOTE:

10-Q currently presents results for two companies rather than just the parent company on a fully consolidated basis.

                                TABLE OF CONTENTS


Part I.  Financial Information                                          Page
                                                                        ----
Item 1.  Financial Statements

         LIN HOLDINGS CORP.
         Condensed Consolidated Balance Sheets                             1
         Condensed Consolidated Statements of Operations                   2
         Condensed Consolidated Statements of Cash Flows                   3
         Notes to Condensed Consolidated Financial Statements              4

         LIN TELEVISION CORPORATION
         Condensed Consolidated Balance Sheets                            11
         Condensed Consolidated Statements of Operations                  12
         Condensed Consolidated Statements of Cash Flows                  13
         Notes to Condensed Consolidated Financial Statements             14

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                               20

Part II. Other Information

Item 1.  Legal Proceedings                                                26
Item 6.  Exhibits and Reports on Form 8-K                                 26

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                               LIN HOLDINGS CORP.
                     Condensed Consolidated Balance Sheets
                     In thousands, except number of shares)

                                                            March 31, 1999      December 31,
                                                              (unaudited)           1998
                                                            --------------      ------------
ASSETS
   Current assets:
   Cash and cash equivalents                                 $    21,575         $    41,349
   Accounts receivable, less allowance for doubtful
      accounts (1999 - $1,851; 1998 - $1,880)                     34,640              40,917
   Program rights                                                  7,363               9,671
   Other current assets                                            6,189                 916
                                                             -----------         -----------
Total current assets                                              69,767              92,853
Property and equipment, net                                      134,530             131,758
Deferred financing costs                                          45,504              46,821
Investment in joint venture                                       69,006              70,692
Intangible assets, net                                         1,434,967           1,444,600
Program rights and other noncurrent assets                        13,406              14,166
                                                             -----------         -----------
   TOTAL ASSETS                                              $ 1,767,180         $ 1,800,890
                                                             ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $     7,458         $     8,917
  Program obligations                                              7,555               9,990
  Accrued income taxes                                             3,782               3,735
  Current portion of long-term debt                               11,740              15,063
  KXTX Management fee payable                                      2,567               4,175
  Accrued interest expense                                         2,521               9,154
  Other accruals                                                  21,823              18,548
                                                             -----------         -----------
Total current liabilities                                         57,446              69,582
Long-term debt, excluding current portion                        666,161             668,517
Deferred income taxes                                            515,975             519,207
Other noncurrent liabilities                                      10,531              11,175
                                                             -----------         -----------
Total liabilities                                              1,250,113           1,268,481
                                                             -----------         -----------
Stockholders' equity:
   Preferred stock, $0.01 par value:
     Authorized shares - (1999- none, 1998- none)                     --                  --
   Common stock, $0.01 par value:
     Authorized shares - (1999 - 1,000, 1998 - 1,000)                 --                  --
   Additional paid-in capital                                    559,497             559,668
   Accumulated deficit                                           (42,430)            (27,259)
                                                             -----------         -----------
Total stockholders' equity                                       517,067             532,409
                                                             -----------         -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 1,767,180         $ 1,800,890
                                                             ===========         ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

      NOTE - The December 31, 1998 information is derived from the audited financial statements at that date.

                               LIN HOLDINGS CORP.
                Condensed Consolidated Statements of Operations
                                 (In Thousands)



                                               LIN Holdings   LIN Holdings     Predecessor
                                             ---------------  ------------     -----------
                                               Three months      March 3 -      January 1 -
                                              ended March 31     March 31         March 2
                                                   1999            1998            1998
                                                (unaudited)     (unaudited)
                                              ---------------   -----------       ---------
NET REVENUES                                     $ 44,610         $ 16,211         $ 43,804
Operating costs and expenses:
Direct operating                                   12,104            3,730           11,117
Selling, general and administrative                12,466            4,296           11,701
Corporate                                           1,948              458            1,170
KXTX management fee                                 1,543               --               --
Amortization of program rights                      3,345            1,015            2,743
Depreciation and amortization of
intangible assets                                  14,215            4,474            4,581
                                                 --------         --------         --------
TOTAL OPERATING COSTS AND EXPENSES                 45,621           13,973           31,312
                                                 --------         --------         --------
OPERATING (LOSS) INCOME                            (1,011)           2,238           12,492
Other (income) expense:
Interest expense                                   15,909            5,270            2,764
Investment income                                    (589)             (50)             (98)
Loss on investment in joint venture                 1,821              462              244
Merger expense                                         --               --            8,616
                                                 --------         --------         --------
Total other expense                                17,141            5,682           11,526
                                                 --------         --------         --------
Income (loss) before provision for
(benefit from) income taxes                       (18,152)          (3,444)             966
Provision for (benefit from) income taxes          (2,981)            (215)           3,710
                                                 --------         --------         --------
NET LOSS                                         $(15,171)        $ (3,229)        $ (2,744)
                                                 ========         ========         ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.


  NOTE - The January 1 - March 2, 1998 information is derived from the audited financial statements for that period.

                               LIN HOLDINGS CORP.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                              LIN Holdings       LIN Holdings     Predecessor
                                                           ------------------   ----------------  ------------
                                                           Three months ended      March 3 -       January 1 -
                                                             March 31, 1999      March 31, 1998     March 2
                                                              (unaudited)         (unaudited)         1998
                                                           ------------------   ----------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (1,173)            8,626             8,416
                                                              -----------       -----------       -----------
INVESTING ACTIVITIES:
Capital expenditures                                               (7,382)              (89)           (1,221)
Proceeds from asset dispositions                                       14                --                 3
Investment in joint venture                                          (135)               --              (250)
Acquisition of LIN Television Corporation                              --        (1,722,674)               --
                                                              -----------       -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                              (7,503)       (1,722,763)           (1,468)
                                                              -----------       -----------       -----------

FINANCING ACTIVITIES:
Proceeds from exercises of stock options and sale of
Employee Stock Purchase Plan shares                                    --                --             1,071
Principal payments on long-term debt                              (10,927)         (260,000)               --
Proceeds from long-term debt                                           --           668,929                --
Loan fees incurred on long-term debt                                   --           (50,693)               --
Proceeds for GECC Note                                                 --           815,500                --
Proceeds from sale of Common Stock                                     --           558,123                --

Payments on exercise of phantom stock units                          (171)               --                --
                                                              -----------       -----------       -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (11,098)        1,731,859             1,071
                                                              -----------       -----------       -----------
Net increase (decrease) in cash and cash equivalents              (19,774)           17,722             8,019
Cash and cash equivalents at the beginning of the period           41,349                --             8,046
                                                              -----------       -----------       -----------
Cash and cash equivalents at the end of the period            $    21,575       $    17,722       $    16,065
                                                              ===========       ===========       ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.


  NOTE - The January 1 - March 2, 1998 information is derived from the audited financial statements for that period.

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION:

LIN Holdings Corp. ("LIN Holdings"), together with its subsidiaries, including LIN Television Corporation ("LIN Television," the predecessor business prior to the acquisition (see Note 2), (together, the "Company"), is a television station group operator in the United States that owns and operates seven network-affiliated television stations and has an agreement to purchase an eighth (WOOD-TV). Additionally, the Company has local marketing agreements ("LMAs"), under which it programs four other stations in the markets in which it operates.

       All of the Company's direct and indirect consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Subordinated Notes (see Note
5) on a joint and several basis.

       These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

       In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of LIN Holdings and its subsidiaries for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - BUSINESS COMBINATIONS:

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

(v) $199.6 million of gross proceeds from the issuance by LIN Holdings of $325.0 million aggregate principal amount at maturity of 10% senior discount notes due 2008 ("Senior Discount Notes"), which proceeds were contributed by LIN Holdings to the common equity of LIN Television;

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(vi)   $815.5 million of proceeds from the GECC Note (see below); and

(vii) $558.1 million of common equity provided by affiliates of Hicks Muse, management and other co-investors to the equity of the corporate parents of LIN Holdings, which in turn, through LIN Holdings, contributed such amount to the common equity of LIN Television.

       The Senior Subordinated Notes and the Senior Discount Notes were subsequently registered with the Securities and Exchange Commission (the "SEC").

       JOINT VENTURE WITH NBC. In connection with the Acquisition, LIN Television and NBC formed a television station joint venture. The Joint Venture consists of KXAS-TV, formerly LIN Television's Dallas-Fort Worth NBC affiliate, and KNSD-TV, formerly NBC's San Diego station. A wholly-owned subsidiary of NBC is the general partner of the Joint Venture (the "NBC General Partner") and NBC operates the stations owned by the Joint Venture. The NBC General Partner holds an approximate 80% equity interest and the Company holds an approximate 20% equity interest in the Joint Venture (see Note 6). General Electric Capital Corporation ("GECC") provided debt financing for the Joint Venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (the "GECC Note"). The Company expects that the interest payments on the GECC Note will be serviced solely by the cash flows of the Joint Venture.

       The GECC Note was issued by LIN Television of Texas, L.P., the Company's indirect wholly- owned partnership ("LIN Texas"), which distributed the proceeds to the Company to finance a portion of the cost of the Acquisition. The obligations to GECC under the GECC Note were assumed by the Joint Venture and LIN Texas was simultaneously released from all obligations under the GECC Note. The GECC Note is not an obligation of the Company or any of its subsidiaries, and has recourse only to the Joint Venture, the Company's equity interest therein and to one of LIN Holdings' two corporate parents pursuant to a guarantee.

       WOOD AND WOTV. In 1999, the Company expects to acquire from AT&T Corporation ("AT&T") the assets of WOOD-TV and the LMA rights related to WOTV-TV (collectively, the "Grand Rapids Stations"), both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The Company currently provides services to the Grand Rapids Stations pursuant to a consulting agreement with AT&T. The total purchase price for the Grand Rapids Acquisition will be approximately $125.5 million, plus accretion of 8.0% per annum which commenced on January 1, 1998. The Grand Rapids Acquisition is expected to be funded by $125.0 million of additional Tranche A Term Loans.

NOTE 3 - RECENT DEVELOPMENTS:

       LIN MERGER TERMINATION. On July 7, 1998, Chancellor Media Corporation ("Chancellor") entered into a merger agreement (the "Chancellor Merger Agreement") with Ranger Equity Holdings Corporation ("Ranger") to acquire Ranger in a stock for stock transaction (the "Chancellor Merger"). On March 14, 1999, the Boards of Directors of Chancellor and Ranger agreed to terminate the Chancellor Merger Agreement. Additionally, Chancellor's Board of Directors approved the assignment to the Company of the agreements to acquire Petry Media Corporation, a leading television representation firm, and Pegasus Broadcasting of San Juan, L.L.C., a television broadcasting company that owns a television station in Puerto Rico, to the Company. The assignment of the agreements relating to the purchase of Petry Media Corporation and Pegasus Broadcasting of San Juan, L.L.C. are subject to negotiation of definitive documentation, third-party approval and various other conditions, including governmental

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


approvals, and, accordingly, there can be no assurance that such transactions will be completed by the Company.

       KXTX-TV. On August 1, 1998, LIN Texas and Southwest Sports Group, Inc. ("SSG"), a Delaware corporation and an entity in which a partner of Hicks Muse has a substantial economic interest, entered into an Asset Purchase Agreement (the "SSG Agreement"), pursuant to which LIN Texas will assign the purchase option on and transfer the assets of KXTX-TV to SSG. In exchange, LIN Texas will receive 500,000 shares of SSG's Series A Convertible Preferred Stock, par value $100.00 per share ("SSG Preferred Stock"). Following the completion of the transactions contemplated by the SSG Agreement, LIN Texas will be entitled to receive dividends at the per annum rate of 6% of par value prior to the payment by SSG of any dividend in respect of its common stock ("SSG Common Stock") or any other junior securities. At the option of SSG, dividends will be payable either in kind or in cash. LIN Texas will have the right, upon the earlier of
(i) the third anniversary of the issuance of the SSG Preferred Stock and (ii) an initial public offering of SSG Common Stock, to convert its shares of SSG Preferred Stock into shares of SSG Common Stock at a conversion rate equal to the par value per share of the SSG Preferred Stock ( plus accrued and unpaid dividends thereon) divided by the fair market value per share of the SSG Common Stock. SSG will have the right, at its sole option, to redeem the SSG Preferred Stock at par value (plus accrued and unpaid dividends thereon) at any time.

       Subject to the terms of the SSG Agreement and the satisfaction of certain conditions, including the receipt of National Hockey League and Major League Baseball approvals and SSG's consummation of certain other business acquisitions, it is expected that the purchase option assignment and sale of KXTX-TV will be consummated in 1999. Also, on August 1, 1998, LIN Texas and Southwest Sports Television Inc. ("SST"), an affiliate of SSG, entered into a Sub-Programming Agreement pursuant to which SST renders certain services with respect to KXTX-TV in exchange for a management fee equal to the cash receipts of the station less operating and other expenses.

       FOX BROADCASTING COMPANY ANNOUNCEMENT. Fox Broadcasting Company ("Fox") informed the Company on April 6, 1999 of the network's plan to reduce the inventory of the commercial time in Fox prime programming allocated to its affiliates by approximately 22% or to allow the affiliates to buy-back that inventory. The option to buy back the inventory must be approved by at least 70% of the affiliates or Fox maintains an option not to proceed with the buy-back. This plan is effective July 1, 1999. The Company has only one station affiliated with Fox -- WVBT, an LMA station in Norfolk, Virginia. The Company estimates the impact of the Fox plan on operating income would be an annual decrease of no more than approximately $0.7 million. The Company's management is currently having discussions with Fox regarding the Fox plan.

NOTE 4 - RELATED PARTY TRANSACTIONS:

       In connection with the Acquisition (see Note 2), LIN Holdings and LIN Television (collectively, the "Clients") entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services to the Clients. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of LIN Holdings and its subsidiaries for the then current fiscal year. Upon the acquisition by LIN Holdings and its subsidiaries of another entity or business, the fee shall be adjusted prospectively

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


in the same manner using the pro forma consolidated annual EBITDA of LIN Holdings and it subsidiaries. In no event shall the annual fee be less than $1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to LIN Holdings or LIN Television. The fee for the three months ended March 31, 1999 was $250,000.

       In connection with the Acquisition, the Clients also entered into a ten-year agreement (the "Financial Advisory Agreement") with Hicks Muse Partners, pursuant to which Hicks Muse Partners received a financial advisory fee at the closing of the Acquisition as compensation for its services as financial advisor to the Clients in connection with the Acquisition. Hicks Muse Partners also is entitled to receive a fee equal to 1.5% of the "transaction value" (as defined below) for each "subsequent transaction" (as defined below) in which either LIN Holdings or LIN Television is involved. The term "transaction value" means the total value of the subsequent transaction including without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar obligations assumed (or remaining outstanding). The term "subsequent transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving LIN Holdings or any of its subsidiaries, and any other person or entity.

       The Company leases an aircraft to Chancellor pursuant to a lease agreement that expires in October 1999 and which calls for monthly rent payments of $60,000 to the Company. As of March 31, 1999, Chancellor owed the Company approximately $300,000 with respect to this lease. Special Services Delaware B, Inc. ("SSDB"), an indirect subsidiary of Ranger and a company in which the Company owns a 25% interest, leases a second aircraft to Chancellor pursuant to a lease which expires in November 2003.

NOTE 5 - LONG-TERM DEBT:

       Long-term debt consisted of the following at (in thousands):

                                                  March 31,        December 31,
                                                     1999              1998
                                                  ---------        ------------
Senior Credit Facilities .......................  $ 156,750         $ 167,678
$300,000 8 3/8% Senior Subordinated Notes
  due 2008 (net of a discount of $651) .........    299,349           299,337
$325,000 10% Senior Discount Notes
  due 2008 (net of a discount of $103,198) .....    221,802           216,565
                                                  ---------         ---------
Total debt .....................................    677,901           683,580
Less current portion ...........................    (11,740)          (15,063)
                                                  ---------         ---------
Total long-term debt ...........................  $ 666,161         $ 668,517
                                                  =========         =========

       SENIOR CREDIT FACILITIES. On March 3, 1998, the Company entered into a credit agreement (the "Credit Agreement") with the Chase Manhattan Bank, as administrative agent (the "Agent"), and the lenders named therein. Under the Credit Agreement, the Company established a $295 million term loan facility, a $50 million revolving facility, and a $225 million incremental term loan facility (collectively, the "Senior Credit Facilities"). Borrowings under the Senior Credit

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


Facilities and part of the proceeds from the 8 3/8% Senior Subordinated Notes were used to repay LIN Television's existing debt.

       Borrowings under the Senior Credit Facilities bear interest at a rate based, at the option of the Company, on an adjusted London interbank offered rate ("Adjusted LIBOR"), or the highest of the Agent's prime rates, certificate of deposits rate plus 1.00%, or the Federal Funds effective rate plus 1/2 of 1.00% (the "Alternate Base Rate"), plus an incremental rate based on the Company's financial performance. As of March 31, 1999, the interest rates on the $50 million Tranche A term loan and the $120 million Tranche B term ranged between 6.44% to 7.04%, based on the Adjusted LIBOR. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.50%, based upon the Company's leverage ratio for that particular quarter on the unused portion of the loan commitment, in addition to annual agency and other administration fees.

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

       SENIOR SUBORDINATED NOTES. On March 3, 1998, LIN Television issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 in a private placement for net proceeds of $290.3 million. Such Senior Subordinated Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are obligations of LIN Television without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly-owned subsidiaries of LIN Television. Interest on the Senior Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, which commenced on September 1, 1998. The effective interest rate of the Senior Subordinated Notes is 8.9% on an annual basis.

       SENIOR DISCOUNT NOTES. In connection with the Merger on March 3, 1998, LIN Holdings issued $325 million aggregate principal amount at maturity of 10% Senior Discount Notes due 2008 in a private placement. Such Senior Discount Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Discount Notes were issued at a discount and generated net proceeds of $192.6 million to LIN Holdings. The Senior Discount Notes are unsecured senior obligations of LIN Holdings, and are not guaranteed. Cash interest will not accrue or be payable on the Senior Discount Notes prior to March 1, 2003. Thereafter, cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing on September 1, 2003. The effective interest rate of the Senior Discount Notes is 1.0% on an annual basis.

NOTE 6 - INVESTMENTS:

       JOINT VENTURE WITH NBC. The Company owns a 20% interest in a Joint Venture with NBC (see Note 2) and accounts for its interest using the equity method, as the Company does not

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


have a controlling interest. The following presents the summarized financial information of the Joint Venture (in thousands):

                                          Three months ended
                                            March 31, 1999
                                          ------------------
Net revenues ...............................   $ 29,593
Operating income ...........................      6,598
Net loss ...................................     (8,929)


                                             As of                As of
                                         March 31, 1999      December 31, 1998
                                         --------------      -----------------
Current assets ............................  $ 19,474           $  2,507
Non-current assets ........................   243,657            249,441
Current liabilities .......................    16,310                 --
Non-current liabilities ...................   815,500            816,050


       INVESTMENT IN SPECIAL SERVICES DELAWARE B, INC. Special Services Delaware B, Inc. ("SSDB") owns and leases an aircraft to Chancellor. In October 1998, the Company invested $7.1 million for 25% of the capital stock of SSDB. Ranger Equity Holdings A Corp., a subsidiary of Ranger, invested $21.4 million for the remaining 75% of the capital stock of SSDB. The Company accounts for its interest in SSDB using the equity method, as the Company does not have a controlling interest. The results of SSDB were immaterial for all periods presented.

NOTE 7 - INCOME TAXES:

       The provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to income
(loss) before income taxes due to the effects of state income taxes and certain expenses not deductible for tax purposes, primarily the amortization of goodwill.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

       On September 4, 1997, the Company announced that it had learned of four lawsuits regarding the then proposed acquisition of LIN Television . The Company and all of its then present directors are defendants in all of the lawsuits. AT&T is a defendant in three of the lawsuits, and an AT&T affiliate and Hicks Muse are defendants in one of the lawsuits. Each of the lawsuits was filed by a purported shareholder of the Company seeking to represent a putative class of all the Company's public stockholders. Three of the four lawsuits were filed in the Delaware Court of Chancery, while the fourth lawsuit was filed in the New York Supreme Court.

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

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


       The plaintiffs in each of the actions have agreed to an indefinite extension of time for each of the defendants served to respond to the respective complaints. No discovery has taken place.

       In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of March 31, 1999, is likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

                           LIN TELEVISION CORPORATION
                     Condensed Consolidated Balance Sheets
                    (In thousands, except number of shares)


                                                --------------      ------------
                                                March 31, 1999      December 31,
                                                 (unaudited)            1998
                                                --------------      ------------

ASSETS
Current assets:
   Cash and cash equivalents                     $    21,575        $    41,349
   Accounts receivable, less allowance
     for doubtful accounts (1999 - $1,851;
     1998 - $1,880)                                   34,640             40,917
   Program rights                                      7,363              9,671
                                                 -----------        -----------
   Other current assets                                6,189                916
Total current assets                                  69,767             92,853
Property and equipment, net                          134,530            131,758
Deferred financing costs                              34,111             35,109
Investment in joint venture                           69,006             70,692
Intangible assets, net                             1,434,967          1,444,600
Program rights and other noncurrent assets            13,406             14,166
                                                 -----------        -----------
      TOTAL ASSETS                               $ 1,755,787        $ 1,789,178
                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $     7,458        $     8,917
  Program obligations                                  7,555              9,990
  Accrued income taxes                                12,026             10,035
  Current portion of long-term debt                   11,740             15,063
  KXTX Management fee payable                          2,567              4,175
  Accrued interest expense                             2,521              9,154
  Other accruals                                      21,823             18,548
                                                 -----------        -----------
Total current liabilities                             65,690             75,882
Long-term debt, excluding current portion            444,359            451,952
Deferred income taxes                                519,263            519,207
Other noncurrent liabilities                          10,530             11,175
                                                 -----------        -----------
Total liabilities                                  1,039,842          1,058,216
                                                 -----------        -----------
Stockholders' equity:
   Preferred stock, $0.01 par value:
       Authorized shares -
       (1999 - none, 1998 - none)
   Common stock, $0.01 par value:
       Authorized shares -
       (1999 - 1,000, 1998 - 1,000)                       --                 --
   Additional paid-in capital                        746,351            746,522
   Accumulated deficit                               (30,406)           (15,560)
                                                 -----------        -----------
Total stockholders' equity                           715,945            730,962
                                                 -----------        -----------
   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                      $ 1,755,787        $ 1,789,178
                                                 ===========        ===========




   The accompanying notes are an integral part of the condensed consolidated financial statements.


      NOTE - The December 31, 1998 information is derived from the audited financial statements at that date.

                           LIN TELEVISION CORPORATION
                Condensed Consolidated Statements of Operations
                                 (In Thousands)

                                         Three months ended    March 3 -         January 1 -
                                             March 31           March 31           March 2
                                               1999              1998               1998
                                           (unaudited)        (unaudited)
                                         -------------------  -----------        -----------
NET REVENUES                                 $ 44,610           $ 16,211           $ 43,804

Operating costs and expenses:
Direct operating                               12,104              3,730             11,117
Selling, general and administrative            12,466              4,296             11,701
Corporate                                       1,948                458              1,170
KXTX management fee                             1,543                 --                 --
Amortization of program rights                  3,345              1,015              2,743
Depreciation and amortization of
intangible assets                              14,215              4,474              4,581
                                             --------           --------           --------
TOTAL OPERATING COSTS AND EXPENSES             45,621             13,973             31,312
                                             --------           --------           --------

OPERATING (LOSS) INCOME                        (1,011)             2,238             12,492
Other (income) expense:
Interest expense                               10,351              3,535              2,764
Investment income                                (589)               (50)               (98)
Loss on investment in joint venture             1,821                462                244
Merger expense                                     --                 --              8,616
                                             --------           --------           --------
TOTAL OTHER EXPENSE                            11,583              3,947             11,526
                                             --------           --------           --------

Income (loss) before provision for
   income taxes                               (12,594)            (1,709)               966
Provision for income taxes                      2,252              2,019              3,710
                                             --------           --------           --------
NET LOSS                                     $(14,846)          $ (3,728)          $ (2,744)
                                             ========           ========           ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

          NOTE - The January 1 - March 2, 1998 information is derived from the audited financial statements for that period.

                           LIN TELEVISION CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                               Three months ended       March 3 -
                                                                 March 31, 1999       March 31, 1998      January 1 - March 2
                                                                  (unaudited)          (unaudited)               1998
                                                              -------------------     --------------      -------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (1,173)                8,626                 8,416
                                                                  -----------           -----------           -----------
INVESTING ACTIVITIES:
Capital expenditures                                                   (7,382)                  (89)               (1,221)
Proceeds from asset dispositions                                           14                    --                     3
Investment in joint venture                                              (135)                   --                  (250)
Acquisition of LIN Television Corporation                                  --            (1,722,674)                   --
                                                                  -----------           -----------           -----------
Net cash used in investing activities                                  (7,503)           (1,722,763)               (1,468)
                                                                  -----------           -----------           -----------
FINANCING ACTIVITIES:
Proceeds from exercises of stock
  options and sale of
Employee Stock Purchase Plan shares                                        --                    --                 1,071
Principal payments on long-term debt                                  (10,927)             (260,000)                   --
Proceeds from long-term debt                                               --               469,298                    --
Loan fees incurred on long-term debt                                       --               (37,916)                   --
Proceeds for GECC Note                                                     --               815,500                    --
Equity contribution                                                        --               744,977                    --
Payments on exercise of phantom stock units                              (171)                   --                    --
                                                                  -----------           -----------           -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (11,098)            1,731,859                 1,071
                                                                  -----------           -----------           -----------
Net increase (decrease) in cash and cash equivalents                  (19,774)               17,722                 8,019
Cash and cash equivalents at the beginning of the period               41,349                    --                 8,046
                                                                  -----------           -----------           -----------
Cash and cash equivalents at the end of the period                $    21,575           $    17,722           $    16,065
                                                                  ===========           ===========           ===========


          NOTE - The January 1 - March 2, 1998 information is derived from the audited financial statements for that period.

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

       All of the Company's direct and indirect consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Subordinated Notes (see Note
5) on a joint and several basis.

       These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

NOTE 2 - BUSINESS COMBINATIONS:

       LIN Holdings Corp. ("LIN Holdings") and LIN Acquisition Company, both affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), entered into an Agreement and Plan of Merger with LIN Television on August 12, 1997 (as amended, the "Merger Agreement"). Pursuant to, and upon the terms and conditions of, the Merger Agreement, LIN Holdings acquired LIN Television (the "Acquisition") on March 3, 1998 by merging LIN Acquisition Company, its wholly-owned subsidiary, with and into LIN Television (the "Merger"), with LIN Television surviving the merger and becoming a direct, wholly-owned subsidiary of LIN Holdings. The total purchase price for the common equity of LIN Television was approximately $1.7 billion. In addition, the Company refinanced $260.2 million of the Predecessor's indebtedness and incurred acquisition costs of approximately $32.2 million.

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

(vi)   $815.5 million of proceeds from the GECC (see below); and

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


(vii) $558.1 million of common equity provided by affiliates of Hicks Muse, management and other co-investors to the equity of the corporate parents of LIN Holdings, which in turn, through LIN Holdings, contributed such amount to the common equity of the Company.

       The Senior Subordinated Notes and the Senior Discount Notes were subsequently registered with the Securities and Exchange Commission (the "SEC").

       JOINT VENTURE WITH NBC. In connection with the Acquisition, LIN Television and NBC formed a television station joint venture. The Joint Venture consists of KXAS-TV, formerly LIN Television's Dallas-Fort Worth NBC affiliate, and KNSD-TV, formerly NBC's San Diego station. A wholly-owned subsidiary of NBC is the general partner of the Joint Venture (the "NBC General Partner") and NBC operates the stations owned by the Joint Venture. The NBC General Partner holds an approximate 80% equity interest and the Company holds an approximate 20% equity interest in the Joint Venture (see Note 6). General Electric Capital Corporation ("GECC") provided debt financing for the Joint Venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (the "GECC Note"). The Company expects that the interest payments on the GECC Note will be serviced solely by the cash flows of the Joint Venture.

       The GECC Note was issued by LIN Television of Texas, L.P., the Company's indirect wholly- owned partnership ("LIN Texas"), which distributed the proceeds to the Company to finance a portion of the cost of the Acquisition. The obligations to GECC under the GECC Note were assumed by the Joint Venture and LIN Texas was simultaneously released from all obligations under the GECC Note. The GECC Note is not an obligation of the Company or any of its subsidiaries, and has recourse only to the Joint Venture, the Company's equity interest therein and to one of LIN Holdings' two corporate parents pursuant to a guarantee.

       WOOD AND WOTV. In 1999, the Company expects to acquire from AT&T Corporation ("AT&T") the assets of WOOD-TV and the LMA rights related to WOTV-TV (collectively, the "Grand Rapids Stations"), both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The Company currently provides services to the Grand Rapids Stations pursuant to a consulting agreement with AT&T. The total purchase price for the Grand Rapids Acquisition will be approximately $125.5 million, plus accretion of 8.0% per annum which commenced on January 1, 1998. The Grand Rapids Acquisition is expected to be funded by $125.0 million of additional Tranche A Term Loans.

NOTE 3 - RECENT DEVELOPMENTS:

       LIN MERGER TERMINATION. On July 7, 1998, Chancellor Media Corporation ("Chancellor") entered into a merger agreement (the "Chancellor Merger Agreement") with Ranger Equity Holdings Corporation ("Ranger") to acquire Ranger in a stock for stock transaction (the "Chancellor Merger"). On March 14, 1999, the Boards of Directors of Chancellor and Ranger agreed to terminate the Chancellor Merger Agreement. Additionally, Chancellor's Board of Directors approved the assignment of the agreements to acquire Petry Media Corporation, a leading television representation firm, and Pegasus Broadcasting of San Juan, L.L.C., a television broadcasting company that owns a television station in Puerto Rico, to the Company. The assignment of the agreements relating to the purchase of Petry Media Corporation and Pegasus Broadcasting are subject to negotiation of definitive documentation, third-party approval and various other conditions, including governmental approvals, and, accordingly, there can be no assurance that such transactions will be completed by the Company.

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


       KXTX-TV. On August 1, 1998, LIN Texas and Southwest Sports Group, Inc. ("SSG"), a Delaware corporation and an entity in which a partner of Hicks Muse has a substantial economic interest, entered into an Asset Purchase Agreement (the "SSG Agreement"), pursuant to which LIN Texas will assign the purchase option on and transfer the assets of KXTX-TV to SSG. In exchange, LIN Texas will receive 500,000 shares of SSG's Series A Convertible Preferred Stock, par value $100.00 per share ("SSG Preferred Stock"). Following the completion of the transactions contemplated by the SSG Agreement, LIN Texas will be entitled to receive dividends at the per annum rate of 6% of par value prior to the payment by SSG of any dividend in respect of its common stock ("SSG Common Stock") or any other junior securities. At the option of SSG, dividends will be payable either in kind or in cash. LIN Texas will have the right, upon the earlier of
(i) the third anniversary of the issuance of the SSG Preferred Stock and (ii) an initial public offering of SSG Common Stock, to convert its shares of SSG Preferred Stock into shares of SSG Common Stock at a conversion rate equal to the par value per share of the SSG Preferred Stock ( plus accrued and unpaid dividends thereon) divided by the fair market value per share of the SSG Common Stock. SSG will have the right, at its sole option, to redeem the SSG Preferred Stock at par value (plus accrued and unpaid dividends thereon) at any time.

       Subject to the terms of the SSG Agreement and the satisfaction of certain conditions, including the receipt of National Hockey League and Major League Baseball approvals and SSG's consummation of certain other business acquisitions, it is expected that the purchase option assignment and sale of KXTX-TV will be consummated by the end of the second quarter of 1999.

       Also, on August 1, 1998, LIN Texas and Southwest Sports Television Inc. ("SST"), an affiliate of SSG, entered into a Sub-Programming Agreement pursuant to which SST renders certain services with respect to KXTX-TV in exchange for a management fee equal to the cash receipts of the station less operating and other expenses

       FOX BROADCASTING COMPANY ANNOUNCEMENT. Fox Broadcasting Company ("Fox") informed the Company on April 6, 1999 of the network's plan to reduce the inventory of the commercial time in Fox prime programming allocated to its affiliates by approximately 22% or to allow the affiliates to buy-back that inventory. The option to buy back the inventory must be approved by at least 70% of the affiliates or Fox maintains an option not to proceed with the buy-back. This plan is effective July 1, 1999. The Company has only one station affiliated with Fox -- WVBT, an LMA station in Norfolk, Virginia. The Company estimates the impact of the Fox plan on operating income would be an annual decrease of no more than approximately $0.7 million. The Company's management is currently having discussions with Fox regarding the Fox plan.

NOTE 4 - RELATED PARTY TRANSACTIONS:

       In connection with the Acquisition (see Note 3), LIN Holdings and LIN Television (collectively, the "Clients") entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services to the Clients. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of LIN Holdings and its subsidiaries for the then current fiscal year. Upon the acquisition by LIN Holdings and its subsidiaries of another entity or business, the fee shall be adjusted prospectively

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


in the same manner using the pro forma consolidated annual EBITDA of LIN Holdings and it subsidiaries. In no event shall the annual fee be less than $1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to LIN Holdings or LIN Television. The fee for the three months ended March 31, 1999 was $250,000.

       In connection with the Acquisition, the Clients also entered into a ten-year agreement (the "Financial Advisory Agreement") with Hicks Muse Partners, pursuant to which Hicks Muse Partners received a financial advisory fee at the closing of the Acquisition as compensation for its services as financial advisor to the Clients in connection with the Acquisition. Hicks Muse Partners also is entitled to receive a fee equal to 1.5% of the "transaction value" (as defined below) for each "subsequent transaction" (as defined below) in which either LIN Holdings or LIN Television is involved. The term "transaction value" means the total value of the subsequent transaction including without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar obligations assumed (or remaining outstanding). The term "subsequent transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving LIN Holdings or any of its subsidiaries, and any other person or entity.

       The Company leases an aircraft to Chancellor pursuant to a lease agreement that expires in October 1999 and which calls for monthly rent payments of $60,000, to the Company. As of March 31, 1999 Chancellor owed the Company approximately $300,000. with respect to this lease. Special Services Delaware B, Inc. ("SSDB"), an indirect subsidiary of Ranger and a company in which the Company owns a 25% interest, leases a second aircraft to Chancellor pursuant to a lease which expires in November 2003.

NOTE 5 - LONG-TERM DEBT:

         Long-term debt consisted of the following (in thousands):

                                                        March 31,   December 31,
                                                          1999          1998
                                                       ---------     ---------
Senior Credit Facilities                               $ 156,750     $ 167,678
                                                       ---------     ---------
$300,000 8 3/8% Senior Subordinated Notes
due 2008 (net of discount of $651)                       299,349       299,337
                                                       ---------     ---------
Total debt                                             $ 456,099     $ 467,015
Less current portion                                     (11,740)      (15,063)
                                                       ---------     ---------
Total long-term debt                                   $ 444,359     $ 451,952
                                                       =========     =========


       SENIOR CREDIT FACILITIES. On March 3, 1998, LIN Holdings and the Company entered into a credit agreement (the "Credit Agreement") with the Chase Manhattan Bank, as administrative agent (the "Agent"), and the lenders named therein. Under the Credit Agreement, the Company established a $295 million term loan facility, a $50 million revolving facility, and a $225 million incremental term loan facility (collectively, the "Senior Credit Facilities"). Borrowings under the Senior Credit Facilities and part of the proceeds from the 8 3/8% Senior Subordinated Notes were used to repay LIN Television's existing debt.

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


       Borrowings under the Senior Credit Facilities bear interest at a rate based, at the option of the Company, on an adjusted London interbank offered rate ("Adjusted LIBOR"), or the highest of the Agent's prime rates, certificate of deposits rate plus 1.00%, or the Federal Funds effective rate plus 1/2 of 1.00% (the "Alternate Base Rate"), plus an incremental rate based on the Company's financial performance. As of March 31, 1999, the interest rates on the $50 million Tranche A term loan and the $120 million Tranche B term loan ranged between 6.44% and 7.04%, respectively, based on the Adjusted LIBOR. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.50%, based upon the Company's leverage ratio for that particular quarter on the unused portion of the loan commitment, in addition to annual agency and other administration fees.

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

       SENIOR SUBORDINATED NOTES: On March 3, 1998, the Company issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 in a private placement for net proceeds of $290.3 million. Such Senior Subordinated Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are obligations of the Company, without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly-owned subsidiaries of the Company. Interest on the Senior Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, which commenced on September 1, 1998. The effective interest rate of the Senior Subordinated Notes is 8.9% on an annual basis.

NOTE 7 - INVESTMENTS:

       JOINT VENTURE WITH NBC. The Company owns a 20% interest in a Joint Venture with NBC (see Note 3) and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the Joint Venture (in thousands):

                                          Three months ended
                                            March 31, 1999
                                          ------------------
Net revenues ...............................   $ 29,593
Operating income ...........................      6,598
Net loss ...................................     (8,929)


                                             As of                As of
                                         March 31, 1999      December 31, 1998
                                         --------------      -----------------
Current assets ............................  $ 19,474           $  2,507
Non-current assets ........................   243,657            249,441
Current liabilities .......................    16,310                 --
Non-current liabilities ...................   815,500            816,050

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


       INVESTMENT IN SPECIAL SERVICES DELAWARE B, INC. Special Services Delaware B, Inc. ("SSDB") owns and leases an aircraft to Chancellor. In October 1998, the Company invested $7.1 million for 25% of the capital stock of SSDB. Ranger Equity Holdings A Corp., a subsidiary of Ranger, invested $21.4 million for the remaining 75% of the capital stock of SSDB. The Company accounts for its interest in SSDB using the equity method, as the Company does not have a controlling interest. The results of SSDB were immaterial for all periods presented.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

       On September 4, 1997, the Company announced that it had learned of four lawsuits regarding the then proposed acquisition of LIN Television by LIN Holdings. The Company and all of its then present directors are defendants in all of the lawsuits. AT&T is a defendant in three of the lawsuits, and an AT&T affiliate and Hicks Muse are defendants in one of the lawsuits. Each of the lawsuits was filed by a purported shareholder of the Company seeking to represent a putative class of all the Company's public stockholders. Three of the four lawsuits were filed in Delaware Court of Chancery, while the fourth lawsuit was filed in New York Supreme Court.

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

       In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of March 31, 1999, is likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements

       Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the future financial position and operating results of LIN Holdings Corp. ("LIN Holdings") and its subsidiaries, including LIN Television Corporation ("LIN Television"), together, the "Company". When used in this report, the words "believes," "anticipated," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of risks, uncertainties, and factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forwarding-looking statements. These factors include, without limitation changes in advertising, demand, technological changes, regulatory changes, acquisitions and dispositions, as well as other risks details in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

       Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update publicly forward-looking statements , whether as a result of new information, future events or otherwise.

Business

       The Company is a television station group operator in the United States that owns and operates seven network-affiliated television stations and has an agreement to purchase an eighth (WOOD-TV). Additionally, the Company has local marketing agreements ("LMAs"), under which it programs four other stations in the markets in which it operates.

Recent Developments

       LIN MERGER TERMINATION. On July 7, 1998, Chancellor Media Corporation ("Chancellor") entered into a merger agreement (the "Chancellor Merger Agreement") with Ranger Equity Holdings Corporation ("Ranger") to acquire Ranger in a stock for stock transaction (the "Chancellor Merger"). On March 14, 1999, the Boards of Directors of Chancellor and Ranger agreed to terminate the Chancellor Merger Agreement. Additionally, Chancellor's Board of Directors approved the assignment to the Company of the agreements to acquire Petry Media Corporation, a leading television representation firm, and Pegasus Broadcasting of San Juan, L.L.C., a television broadcasting company that owns a television station in Puerto Rico, to the Company. The assignment of the agreements relating to the purchase of Petry Media Corporation and Pegasus Broadcasting of San Juan, L.L.C. are subject to negotiation of definitive documentation, third-party approval and various other conditions, including governmental approvals, and, accordingly, there can be no assurance that such transactions will be completed by the Company.

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

       KXTX-TV. On August 1, 1998, LIN Television of Texas, L.P., a subsidiary of LIN Television ("LIN Texas"), and Southwest Sports Group, Inc. ("SSG"), a Delaware corporation and an entity in which a partner of Hicks, Muse, Tate and Furst ("Hicks Muse") has a substantial economic interest, entered into an Asset Purchase Agreement (the "SSG Agreement"), pursuant to which LIN Texas will assign its purchase option and LMA rights on KXTX-TV and sell certain assets and liabilities of KXTX-TV to SSG. In exchange, LIN Texas will receive 500,000 shares of SSG's Series A Convertible Preferred Stock, par value $100.00 per share ("SSG Preferred Stock"). Following the completion of the transactions contemplated by the SSG Agreement, LIN Texas will be entitled to receive dividends (which accrue from and after January 1, 1999) at the per annum rate of 6% of par value prior to the payment by SSG of any dividend in respect of its common stock or any other junior securities.

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

       Subject to the terms of the SSG Agreement and the satisfaction of certain conditions, including the receipt of National Hockey League and Major League Baseball approvals and SSG's consummation of certain other business acquisitions, it is expected that the sale of KXTX-TV will be consummated in 1999.

       Also, on August 1, 1998, LIN Texas and Southwest Sports Television Inc. ("SST"), an affiliate of SSG, entered into a Sub-Programming Agreement pursuant to which SST renders certain services with respect to KXTX-TV in exchange for a management fee equal to the cash receipts of the station less operating and other expenses. The management fee expense was $1.5 million for the three months ended March 31, 1999.

       FOX BROADCASTING COMPANY ANNOUNCEMENT. Fox Broadcasting Company ("Fox") informed the Company on April 6, 1999 of the network's plan to reduce the inventory of the commercial time in Fox prime programming allocated to its affiliates by approximately 22% or to allow the affiliates to buy-back that inventory. The option to buy back the inventory must be approved by at least 70% of the affiliates or Fox maintains an option not to proceed with the buy-back. This plan is effective July 1, 1999. The Company has only one station affiliated with Fox -- WVBT, an LMA station in Norfolk, Virginia. The Company estimates the impact of the Fox plan on operating income would be an annual decrease of no more than approximately $0.7 million. The Company's management is currently having discussions with Fox regarding the Fox plan.

Results of Operations

       Set forth below are the significant factors that contributed to the operating results of the Company for the three month periods ended March 31, 1999 and 1998. The Company's results of operations from period to period are not directly comparable because of the impact of the acquisition of LIN Television by Hicks Muse, and the contribution of KXAS-TV to a joint venture with NBC. Unaudited Pro forma comparisons have been included where appropriate.

       The following table summaries the impact of the pro forma adjustments related to the acquisition of LIN Television, including additional depreciation and amortization of intangibles related to the purchase price allocations, and the contribution of KXAS-TV to a joint venture with NBC, excluding the station's operating results from January 1, 1998 through March 2, 1998.

                                                                                            Pro Forma
                                                                                            ---------
                                                       Three Months                        Three Months      Three Months
                                                      Ended March 31,     Pro forma       Ended March 31,    Ended March 31,
                                                           1998          Adjustments           1998              1999
                                                       (unaudited)       (unaudited)        (unaudited)       (unaudited)
                                                      --------------     -----------      ---------------    ---------------
Net Revenues                                             $ 60,015          $(13,253)          $ 46,762          $ 44,610

Operating costs and expenses:
   Direct operating                                        14,847            (2,246)            12,601            12,104
   Selling, general and administrative                     15,997            (2,750)            13,247            12,466
   Corporate                                                1,628                --              1,628             1,948
   KXTX management fee                                         --                --                 --             1,543
   Amortization of program rights                           3,758              (345)             3,413             3,345
   Depreciation and amortization of intangibles             9,055             4,542             13,597            14,215
                                                         --------                             --------          --------
Total operating costs and expenses                         45,285                               44,486            45,621
                                                         --------                             --------          --------
Operating income (loss)                                  $ 14,730                             $  2,276          $ (1,011)
                                                         ========                             ========          ========


       Net revenue for the three months ended March 31, 1999 decreased 4.6% to $44.6 million compared to pro forma net revenue of $46.8 million for the same period last year. The decrease was primarily due to the loss of advertising revenue associated with the Winter Olympics aired on the Company's CBS stations in 1998 and the loss of advertising revenue associated with the University of Connecticut men's basketball games sports rights that aired on the Company's New Haven station in 1998.

       Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs, decreased 3.9% to $12.1 million for the three months ending March 31, 1999, compared to pro forma operating expenses of $12.6 million for the same period last year.

       Selling, general and administrative expenses decreased approximately 5.9% to $12.5 million for the three months ended March 31, 1999, compared to pro forma selling, general and administrative expenses of $13.2 million for the same period last year. The decrease resulted from general cost reductions and lower sales commission costs associated with the advertising revenue decrease.

       Corporate expense -- costs associated with the centralized management of LIN Television's stations -- increased 19.7% to $1.9 million for the three months ended March 31, 1999, compared to corporate expense of $1.6 million for the same period last year. The increase was due primarily to fees paid to Hicks Muse pursuant to the Monitoring and Oversight Agreement.

       Amortization of program rights -- costs associated with the acquisition of syndicated programming, features and specials -- decreased 2.0% to $3.3 million for the three months ended March 31, 1999, compared to pro forma amortization of program rights $3.4 million for the same period last year.

       Depreciation and amortization of intangible assets increased 4.4% to $14.2 million for the three months ended March 31, 1999, compared to pro forma depreciation and amortization of intangible assets of $13.6 million for the same period last year.

       For the reasons discussed above, the Company reported a decrease in operating income of $3.3 million to an operating loss of $1.0 million for the three months ended March 31, 1999, compared to pro forma operating income of $2.3 million for the same period last year.

       Interest expense increased $7.8 million to $15.9 million for the three months ended March 31, 1999, compared to $8.0 million for the same period last year. The increase was a result of the new borrowings under the Senior Credit Facilities and the issuance of the Senior Subordinated Notes in connection with the Merger. In addition, LIN Holdings incurred $5.6 million of non-cash interest expense for the three months ended March 31, 1999, compared with $1.7 million for the same period last year.

       During the first quarter of 1998, LIN Television incurred financial and legal advisory fees and regulatory filing fees in connection with the Merger. During the same quarter, LIN Television expensed approximately $8.6 million that is reflected on the Predecessor's Consolidated Statement of Operations as merger expense.

       The Company's provision for income taxes decreased $6.5 million resulting in a $3.0 benefit for the three months ended March 31, 1999 compared to a $3.5 million provision for the same period last year. The decrease was due to an increase in the Company's net loss offset by nondeductible amortization expense.

Liquidity and Capital Resources

       Net cash used in operating activities for the three months ended March 31, 1999 totaled $1.2 million compared to net cash provided by operating activities of $17.0 million for the same period last year. The decrease in cash provided by operating activities of $18.2 million was primarily due to amounts paid for interest and the contribution of KXAS-TV to a joint venture with NBC. Net cash used in investing activities was $7.5 million for the three months ended March 31, 1999, compared to $1,722.8 million for the same period last year. The decrease in cash used is primarily due to the acquisition of LIN Television in March 1998. Net cash used in financing activities for the three months ended March 31, 1999 was $11.1 million compared to cash provided by financing activities of $1,731.9 million for the same period last year. The decrease is primarily due to the issuance of the Senior Subordinated Notes, the issuance of the Senior Discount Notes, the issuance of the Credit Facility, the proceeds from the GECC Note, the equity contribution by Hicks Muse in connection with the Acquisition, partially offset by the principal payment of $260.0 million to refinance LIN's existing indebtedness.

       Capital expenditures for the three months ended March 31, 1999 were $7.4 million compared to $1.3 million for the same period last year. Over the last three years, the Company has invested approximately $17.0 million to fully prepare its towers and transmitter buildings for the upcoming digital transition. The Company expects to spend approximately $23.0 million annually on capital expenditures in 1999 and in 2000. The Company anticipates that it will be able to meet its capital expenditure requirements with internally generated funds and borrowings under the Senior Credit Facilities.

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

Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS:
         ---------

         27.1 Financial Data Schedule for LIN Holdings Corp. for three months ending March 31, 1999

         27.2 Financial Data Schedule for LIN Television Corp. for three months ending March 31, 1999


         REPORTS ON FORM 8-K:
         --------------------
         None.

                                   SIGNATURES


       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LIN HOLDINGS CORPORATION                              LIN TELEVISION CORPORATION
         (Registrant)                                         (Registrant)




DATED:   May 16, 1999                                 /s/ Peter E. Maloney
         ------------                                 --------------------------
                                                      Peter E. Maloney
                                                      Vice President of Finance