Form 10-Q
period 1999-06-30
LIN HOLDINGS CORP; LIN TELEVISION CORP
filed 1999-08-16
CIK 1062707, 931058

    As filed with the Securities and Exchange Commission on August 16, 1999.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from_______________to_______________


    Commission File Number: 333-54003-06   Commission File Number: 000-25206

         LIN HOLDINGS CORP.                    LIN TELEVISION CORPORATION
    ----------------------------              ----------------------------
    (Exact name of registrant as              (Exact name of registrant as
      specified in its charter)                 specified in its charter)


                 DELAWARE                               DELAWARE
     -------------------------------        -------------------------------
     (State or other jurisdiction of        (State or other jurisdiction of
     incorporation or organization)         incorporation or organization)

                 75-2733097                             13-3581627
   ------------------------------------   ------------------------------------
   (I.R.S. Employer Identification No.)   (I.R.S. Employer Identification No.)


         1 RICHMOND SQUARE, SUITE 230E, PROVIDENCE, RHODE ISLAND   02906
         ---------------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

                                 (401) 454-2880
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrants (1) have filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

[X] Yes   [ ] No


NOTE:
----

10-Q currently presents results for two companies rather than just the parent company on a fully consolidated basis.

                                TABLE OF CONTENTS


Part I.  Financial Information                                              Page

Item 1.  Financial Statements

         LIN HOLDINGS CORP.
         Condensed Consolidated Balance Sheets                                1
         Condensed Consolidated Statements of Operations                      2
         Condensed Consolidated Statements of Cash Flows                      3
         Notes to Condensed Consolidated Financial Statements                 4

         LIN TELEVISION CORPORATION
         Condensed Consolidated Balance Sheets                               12
         Condensed Consolidated Statements of Operations                     13
         Condensed Consolidated Statements of Cash Flows                     14
         Notes to Condensed Consolidated Financial Statements                15

Item 2.  Management's Discussion and Analysis of Results of Operations
         And Financial Condition                                             23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          28

Part II. Other Information

Item 1.  Legal Proceedings                                                   29
Item 6.  Exhibits and Reports on Form 8-K                                    29

                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                               LIN HOLDINGS CORP.
                      Condensed Consolidated Balance Sheets
                     (In thousands, except number of shares)


                                                June 30, 1999
                                                 (unaudited)   December 31, 1998
                                                 -----------   -----------------

ASSETS
Current assets:
  Cash and cash equivalents                      $   13,067      $   41,349
  Accounts receivable, less allowance for
    doubtful accounts (1999 - $1,671;
    1998 - $1,880)                                   44,346          40,917
  Program rights                                      4,930           9,671
  Other current assets                                  496             916
                                                 ----------      ----------
Total current assets                                 62,839          92,853
Property and equipment, net                         130,788         131,758
Deferred financing costs                             44,187          46,821
Investment in joint venture                          68,707          70,692
Investment in Southwest Sports Group, at cost        48,500              --
Intangible assets, net                            1,500,756       1,444,600
Program rights                                        2,914           4,636
Other noncurrent assets                               2,736           9,530
                                                 ----------      ----------
  Total assets                                   $1,861,427      $1,800,890
                                                 ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $    7,554      $    8,917
  Program obligations                                 5,438           9,990
  Accrued income taxes                               10,039           3,735
  Current portion of long-term debt                  11,963          15,063
  KXTX Management fee payable                            --           4,175
  Accrued interest expense                            8,960           9,154
  Other accruals                                     20,801          18,548
                                                 ----------      ----------
Total current liabilities                            64,755          69,582
Long-term debt, excluding current portion           760,334         668,517
Deferred income taxes                               516,727         519,207
Program obligations                                   2,757           4,640
Other noncurrent liabilities                          6,584           6,535
                                                 ----------      ----------
Total liabilities                                 1,351,157       1,268,481
                                                 ----------      ----------
Stockholders' equity:
  Preferred stock, $0.01 par value: Authorized
    shares - (1999- none, 1998- none)                    --              --
  Common stock, $0.01 par value: Authorized
    shares - (1999 - 1,000, 1998 - 1,000)                --              --
  Additional paid-in capital                        559,498         559,668
  Accumulated deficit                               (49,228)        (27,259)
                                                 ----------      ----------
Total stockholders' equity                          510,270         532,409
                                                 ----------      ----------
  Total liabilities and stockholders' equity     $1,861,427      $1,800,890
                                                 ==========      ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.
NOTE - The December 31, 1998 information is derived from the audited financial statements at that date

                               LIN HOLDINGS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                        Three Months   Three Months    Six Months      Period from    Predecessor
                                                            Ended          Ended          Ended         March 3 -     Period from
                                                        June 30, 1999  June 30, 1998  June 30, 1999   June 30, 1998   January 1 -
                                                         (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)   March 2, 1998
                                                         -----------    -----------    -----------     -----------   -------------

Net revenues ..........................................    $56,629        $61,777        $101,239        $77,988        $43,804

Operating costs and expenses:
  Direct operating ....................................     14,535         17,000          26,639         20,730         11,117
  Selling, general and administrative .................     11,684         14,068          24,150         18,364         11,701
  Corporate ...........................................      1,965          2,296           3,913          2,754          1,170
  KXTX Management Fee .................................       (365)            --           1,178             --             --
  Amortization of program rights ......................      3,285          3,041           6,630          4,056          2,743
  Depreciation and amortization of intangible assets ..     13,787         13,631          28,002         18,105          4,581
                                                           -------        -------        --------        -------        -------

Total operating costs and expenses ....................     44,891         50,036          90,512         64,009         31,312
                                                           -------        -------        --------        -------        -------
Operating income ......................................     11,738         11,741          10,727         13,979         12,492

Other (income) expense:
  Interest expense ....................................     16,222         16,421          32,131         21,691          2,764
  Investment income ...................................       (710)          (237)         (1,299)          (287)           (98)
  Loss on investment in joint venture .................        297          1,700           2,118          2,162            244
  Loss on disposition of KXTX-TV ......................      2,212             --           2,212             --             --
  Merger expenses .....................................         --             --              --             --          8,616
  Other, net ..........................................       (294)            --            (294)            --             --
                                                           -------        -------        --------        -------        -------
Total other expense ...................................     17,727         17,884          34,868         23,566         11,526
                                                           -------        -------        --------        -------        -------

Income (loss) before provision for (benefit from)
Income taxes ..........................................     (5,989)        (6,143)        (24,141)        (9,587)           966
Provision for (benefit from) income taxes .............        808           (407)         (2,172)          (622)         3,710
                                                           -------        -------        --------        -------        -------
Net loss ..............................................    $(6,797)       $(5,736)       $(21,969)       $(8,965)       $(2,744)
                                                           =======        =======        ========        =======        =======

The Accompanying notes are an integral part of the condensed consolidated financial statements
Note - The January 1 - March 2, 1998 information is derived from the audited financial statements for that period.

                               LIN HOLDINGS CORP.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                   Six Months Ended   Period from March 3 -       Predecessor
                                                                     June 30, 1999        June 30, 1998      Period From January 1 -
                                                                      (unaudited)          (unaudited)            March 2, 1998
                                                                       --------             ----------               -------
Net cash provided by operating activities                              $ 10,618             $   24,036               $ 8,416
                                                                       --------             ----------               -------
Investing activities:
Capital expenditures                                                    (10,217)                (2,702)               (1,221)
Proceeds from asset disposals                                             6,560                     41                     3
Liquidating dividend on investment in SSDB                                5,066                   --                    --
Investment in joint venture                                                --                     (250)                 (250)
Acquisition of WOOD-TV and WOTV-TV, net of cash acquired               (118,100)                  --                    --
Acquisition of LIN Television Corporation, net of cash acquired            --               (1,723,656)                 --
                                                                       --------             ----------               -------
Net cash used in investing activities                                  (116,691)            (1,726,567)               (1,468)
                                                                       --------             ----------               -------
Financing activities:

Proceeds from exercises of stock options, stock units and sale of
Employee Stock Purchase Plan shares                                        (171)                   (75)                1,071
Principal payments on long-term debt                                    (15,038)              (260,000)                 --
Proceeds from long-term debt                                             93,000                668,929                  --
Loan fees incurred on long-term debt                                       --                  (51,211)                 --
Proceeds from GECC note                                                    --                  815,500                  --
Proceeds from sale of common stock                                         --                  558,123                  --
Proceeds from capital contribution                                         --                    1,000                  --
                                                                       --------             ----------               -------
Net cash provided by financing activities                                77,791              1,732,266                 1,071
                                                                       --------             ----------               -------
Net increase (decrease) in cash and cash equivalents                    (28,282)                29,735                 8,019

Cash and cash equivalents at the beginning of the period                 41,349                   --                   8,046
                                                                       --------             ----------               -------

Cash and cash equivalents at the end of the period                     $ 13,067             $   29,735               $16,065
                                                                       ========             ==========               =======

Schedule of Noncash Investing Activities
Value of Preferred Units received on disposal of KXTX-TV               $ 47,000             $     --                 $  --
                                                                       ========             ==========               =======


The accompanying notes are an integral part of the condensed consolidated financial statements.
NOTE - The January 1 - March 2, 1998 information is derived from the audited financial statements for that period

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION:

         LIN Holdings Corp. ("LIN Holdings"), together with its subsidiaries, including LIN Television Corporation ("LIN Television"), the predecessor business prior to the acquisition (see Note 2), (together, except with respect to the notes to the condensed consolidated financial statements for LIN Television, the "Company"), is a television station group operator in the United States that owns and operates eight network-affiliated television stations. Additionally, the Company has local marketing agreements ("LMAs") under which it programs four other stations in the markets in which it operates.

         All of the Company's direct and indirect consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Subordinated Notes (see
Note 5) on a joint and several basis.

         These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31,1998.

         In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows of LIN Holdings and its subsidiaries for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

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

         The Senior Subordinated Notes and the Senior Discount Notes were subsequently registered with the Securities and Exchange Commission (the "SEC").

         JOINT VENTURE WITH NBC. In connection with the Acquisition, LIN Television and NBC formed a television station joint venture (the "Joint Venture"). The Joint Venture consists of KXAS-TV, formerly LIN Television's Dallas-Fort Worth NBC affiliate, and KNSD-TV, formerly NBC's San Diego station. A wholly owned subsidiary of NBC is the general partner of the Joint Venture (the "NBC General Partner") and NBC operates the stations owned by the Joint Venture. The NBC General Partner holds an approximate 80% equity interest and the Company holds an approximate 20% equity interest in the Joint Venture (see
Note 6). General Electric Capital Corporation ("GECC") provided debt financing for the Joint Venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (the "GECC Note"). The Company expects that the interest payments on the GECC Note will be serviced solely by the cash flows of the Joint Venture.

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

NOTE 3 - RECENT DEVELOPMENTS:

         LIN MERGER TERMINATION. On July 7, 1998, AMFM Inc. ("AMFM"), formerly Chancellor Media Corporation, entered into a merger agreement (the "AMFM Merger Agreement") with Ranger Equity Holdings Corporation ("Ranger"), a parent company, to acquire Ranger in a stock for stock transaction (the "AMFM Merger"). Ranger indirectly owns 100% of the equity of LIN Holdings. On March 14, 1999, the Boards of Directors of AMFM and Ranger agreed to terminate the AMFM Merger Agreement. Additionally, AMFM's Board of Directors approved the assignment of the agreements to acquire Petry Media Corporation, a leading television representation firm, and Pegasus Broadcasting of San Juan, L.L.C., a television broadcasting company that owns a television station in Puerto Rico, to the Company. Subsequently, the AMFM agreement with Petry has expired. The assignment of the agreement relating to the purchase of Pegasus Broadcasting by the Company is subject to negotiation, third-party approval and various other conditions including governmental approvals, and, accordingly, there can be no assurance that the Company will complete such a transaction.

         KXTX-TV. On June 3, 1999, LIN Texas transferred all of the assets of KXTX-TV to Southwest Sports Group Holdings LLC, Inc. ("SSG Holdings" or "SSG"), a Texas limited liability company and an entity in which a partner of Hicks Muse has a substantial economic interest. In exchange, LIN Texas received 500,000 units of SSG's Series A Preferred Units, par value $100.00 per unit ("SSG Preferred Units"). The Company has assigned a value of $47.0 million to the SSG Preferred Units. The SSG Preferred Units are entitled to receive non-liquidating distributions prior to any junior ranked units of SSG Holdings in an amount equal to $100 per Preferred Unit, minus the amount of previously made distributions, plus an amount of

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


interest thereon at a rate of 6% per annum compounded annually beginning January 1, 1999. As of June 30, 1999, the total interest owed to the Company was $1.5 million.

         LIN Texas has the right, upon the earlier of (i) the third anniversary of the issuance of the SSG Preferred Units and (ii) an initial public offering of SSG Common Units, to convert its shares of SSG Preferred Units into shares of SSG Common Units at a conversion rate equal to the par value per share of the SSG Preferred Units (plus accrued and unpaid interest thereon) divided by the fair market value per share of the SSG Common Units. SSG has the right, at its sole option, to redeem the SSG Preferred Units at par value (plus accrued and unpaid interest thereon) at any time.

         WOOD AND WOTV. On June 30, 1999, the Company acquired from AT&T Corporation ("AT&T") the assets of WOOD-TV and the LMA rights related to WOTV-TV (collectively, the "Grand Rapids Stations"), both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The Company had provided management services to the Grand Rapids Stations pursuant to a consulting agreement with AT&T. The total purchase price for the Grand Rapids Acquisition was approximately $142.4 million, including direct costs of the acquisition. The Grand Rapids Acquisition was funded by the combination of operating funds and $93.0 million of additional Tranche A Term Loans (see Note 5).

         The acquisition is accounted for as a purchase and accordingly, the purchase price, including direct costs of the acquisition, is allocated to the assets acquired and liabilities assumed based on their fair values at the date of the acquisition. These fair values are subject to adjustment when additional information concerning asset and liability valuations is finalized. The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to intangible assets, primarily FCC licenses and network affiliations. The results of operations associated with the acquired business will be included in the consolidated results of the Company from the acquisition date. The Grand Rapids Acquisition is summarized as follows (in thousands):


                     Assets acquired and liabilities assumed



Working capital, including cash of $22,400 ........................... $ 15,442
Property and equipment ...............................................   18,422
Other noncurrent assets ..............................................    1,033
Intangible assets ....................................................  108,096
Other noncurrent liabilities .........................................     (609)
                                                                       --------
Total acquisition ....................................................  142,384
Cash from Wood-TV and WOTV-TV ........................................  (22,400)
Additional Liabilities Assumed .......................................   (1,884)
                                                                       --------
Cash Paid For Acquisition ............................................ $118,100
                                                                       --------

The following summarizes unaudited pro forma consolidated results of operations as if the Grand Rapids Acquisition had taken place as of the beginning of the periods presented (in thousands):

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                                Six months          Six months
                                                  ended               ended
                                              June 30, 1999       June 30, 1998
                                              -------------       -------------

Net Revenues ...............................       $117,146            $124,074
Operating Income ...........................         16,251              19,205
Net Loss ...................................        (16,091)            (17,234)


         The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, amortization and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place as of the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

         NETWORK AFFILIATION COMPENSATION. On July 15, 1999, the Company entered into an amendment to its existing network agreement with American Broadcasting Company ("ABC"). This amendment calls for the Company to make payments to ABC for the rights to broadcast National Football League ("NFL") games. In exchange, the Company will receive eight additional prime time program spots per week. The Company has three stations affiliated with ABC - WAND in Decatur, Illinois, WTNH in New Haven, Connecticut, and WOTV, an LMA station in Battle Creek, Michigan.

         On April 6, 1999, Fox Broadcasting Company ("Fox") informed the Company of the network's plan to reduce the inventory of the commercial time in Fox prime time programming allocated to its affiliates by approximately 22% or to allow the affiliates to buy-back that inventory plus additional network inventory. The Company has only one station affiliated with Fox -- WVBT, an LMA station in Norfolk, Virginia. WVBT-TV has elected to buy the commercial time from Fox.

NOTE 4 - RELATED PARTY TRANSACTIONS:

         ACQUISITION OF LIN TELEVISION. In connection with the Acquisition (see
Note 2), LIN Holdings and LIN Television (collectively, the "Clients") entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services to the Clients. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of LIN Holdings and its subsidiaries for the then current fiscal year. Upon the acquisition by LIN Holdings and its subsidiaries of another entity or business, the fee shall be adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of LIN Holdings and it subsidiaries. In no event shall the annual fee be less than $1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to LIN Holdings or LIN Television. The fee for the three and six months ended June 30, 1999 was $250,000 and $500,000, respectively.

         In connection with the Acquisition, the Clients also entered into a ten-year agreement (the "Financial Advisory Agreement") with Hicks Muse Partners, pursuant to which Hicks Muse Partners received a financial advisory fee at the closing of the Acquisition as compensation for its services as financial advisor to the Clients in connection with the Acquisition. Hicks Muse Partners also is entitled to receive a fee equal to 1.5% of the "transaction value" (as defined below) for each "subsequent transaction" (as defined below) in which either LIN Holdings or LIN Television is

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


involved. The term "transaction value" means the total value of the subsequent transaction including without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar obligations assumed (or remaining outstanding). The term "subsequent transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving LIN Holdings or any of its subsidiaries, and any other person or entity. The fee for the six months ended June 30, 1999 was approximately $1.9 million, related to the WOOD-TV and WOTV-TV acquisition.

         Prior to June 1999, the Company leased an aircraft to AMFM pursuant to an existing lease agreement. In June 1999, the Company sold the aircraft to AMFM for approximately $6.6 million and terminated the lease agreement. The transaction with AMFM reimbursed the Company for all costs associated with the plane, including the original purchase price.

         INVESTMENT IN SPECIAL SERVICES DELAWARE B, INC. In October 1998, the Company invested $7.1 million for 25% of the capital stock of Special Services Delaware B, Inc. ("SSDB"), a company that owned and leased an aircraft to AMFM. Ranger Equity Holdings A Corp., a subsidiary of Ranger, invested $21.4 million for the remaining 75% capital stock of SSDB. The Company accounts for its interest in SSDB using the equity method, as the Company does not have a controlling interest. The results of SSDB were immaterial for all periods presented. In June 1999, SSDB sold the aircraft to a third party and terminated the lease agreement with AMFM. The sales proceeds from the aircraft were distributed to the shareholders as a liquidating dividend in proportion to their equity interests. The Company's portion of the liquidating dividend was $5.1 million. In addition, the Company received $2.0 million from AMFM as reimbursement for costs associated with the plane. As SSDB had no assets as of June 30, 1999, the company recorded a charge of $7.1 million for the write-off of its investment.

         JOINT VENTURE WITH 21ST CENTURY GROUP LLC. In August 1999, the Company and 21st Century Group LLC ("21st Century"), an entity in which Hicks Muse has a substantial economic interest, announced the formation of a television station joint venture, Banks Broadcasting, LLC. The Company and 21st Century also announced the first transaction of the joint venture, the entry into a local marketing agreement to build and develop a new WB affiliate serving the Midwest.

NOTE 5 - LONG-TERM DEBT:

Long-term debt consisted of the following at (in thousands):

                                                       June 30,     December 31,
                                                         1999          1998
                                                       --------      --------
Senior Credit Facilities ............................  $245,639      $167,678
$300,000 8 3/8% Senior Subordinated Notes
 due 2008 (net of a discount of $639) ...............   299,361       299,337
$325,000 10% Senior Discount Notes
 due 2008 (net of a discount of $97,703) ............   227,297       216,565
                                                       --------      --------
Total debt ..........................................   772,297       683,580

Less current portion ................................   (11,963)      (15,063)
                                                       --------      --------
Total long-term debt ................................  $760,334      $668,517
                                                       --------      --------


         SENIOR CREDIT FACILITIES. On March 3, 1998, the Company entered into a credit agreement (the "Credit Agreement") with the Chase Manhattan Bank, as administrative agent (the "Agent"), and the lenders named therein. Under the Credit Agreement, the Company established a $295

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


million term loan facility, a $50 million revolving facility, and a $225 million incremental term loan facility (collectively, the "Senior Credit Facilities"). Borrowings under the Senior Credit Facilities and part of the proceeds from the 8 3/8% Senior Subordinated Notes were used to repay LIN Television's existing debt.

         Borrowings under the Senior Credit Facilities bear interest at a rate based, at the option of the Company, on an adjusted London interbank offered rate ("Adjusted LIBOR"), or the highest of the Agent's prime rates, certificate of deposits rate plus 1.00%, or the Federal Funds effective rate plus 1/2 of 1.00% (the "Alternate Base Rate"), plus an incremental rate based on the Company's financial performance. As of June 30, 1999, the interest rates on the $50 million Tranche A term loan and the $120 million Tranche B term ranged between 6.13% to 7.04%, based on the Adjusted LIBOR. In addition, the interest rate on the $93 million Delayed Tranche A Term Loan used to finance the Grand Rapids Acquisition was 6.47%. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.50%, based upon the Company's leverage ratio for that particular quarter on the unused portion of the loan commitment, in addition to annual agency and other administration fees.

         The obligations of the Company under the Senior Credit Facilities are unconditionally and irrevocably guaranteed, jointly and severally, by LIN Holdings and by each existing and subsequently acquired or organized subsidiary of the Company. In addition, substantially all of the assets of the Company and its subsidiaries are pledged as collateral against the performance of these obligations. Quarterly required principal repayments of amounts outstanding under the Senior Credit Facilities commenced on December 31, 1998. The Company's ability to make additional borrowings under the Senior Credit Facilities is subject to compliance with certain financial covenants and other conditions set forth in the Credit Agreement.

         SENIOR SUBORDINATED NOTES. On March 3, 1998, LIN Television issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 in a private placement for net proceeds of $290.3 million. Such Senior Subordinated Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are obligations of LIN Television without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly owned subsidiaries of LIN Television. Interest on the Senior Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, which commenced on September 1, 1998. The effective interest rate of the Senior Subordinated Notes is 8.9% on an annual basis.

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

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 6 - INVESTMENTS:

         JOINT VENTURE WITH NBC. The Company owns a 20% interest in a Joint Venture with NBC (see Note 2) and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the Joint Venture (in thousands):

                                                Six months ended
                                                 June 30, 1999
                                                 -------------
Net revenues ..................................     $68,458
Operating income ..............................      21,431
Net loss ......................................     (10,366)


                                                   As of             As of
                                               June 30, 1999   December 31, 1998
                                               -------------   -----------------
Current Assets ..............................     $ 20,471          $  2,507
Non-current assets ..........................      247,039           249,441
Current liabilities .........................       16,310               550
Non-current liabilities .....................      815,500           815,500


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

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

         CHANGES IN FCC OWNERSHIP RULES. On August 5, 1999, the Federal Communications Commission ("FCC") adopted changes in its broadcast ownership rules. The FCC relaxed its so-called television "duopoly" rule, which barred any entity from owning more than one television station in a local market. Under the new rules, one entity may own two stations in the same market provided 1) one of the two stations is not among the top four in audience share and 2) that post-merger there will be at least eight independently owned and operated commercial and noncommercial stations in that market. The FCC will also permit combinations where one of the stations has failed, is failing or unbuilt or where extraordinary public interest factors are present.

         The FCC also declared that LMAs such as those that LIN has entered into will now be attributable ownership interests for purposes of the duopoly rule. However, the FCC grandfathered all LMAs entered into prior to November 1996, which includes all of LIN's LMAs, for a minimum of five years, at which time the FCC will determine whether and how long to permit these combinations to continue. And, in the interim, the FCC will permit LMA parties to apply for common ownership under the standards outlined above.

         The FCC also provided television licensees greater latitude to acquire stations in adjacent markets by dispensing with its prohibition on adjacent-market station combinations where the stations had overlapping signal contours and substituting the requirement that the stations be in different Nielsen viewing markets.

         The FCC relaxed its so-called "one-to-a-market" rule, which restricts the cross-ownership of television and radio stations in the same market. One entity may now own up to two television

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


stations (if permitted under the duopoly rule) and six radio stations in the same market provided that after the combination there remain 20 independent media voices (which also includes newspapers and cable systems) in that market. The number of radio stations cannot exceed four in markets where there are fewer than 20 but more than 9 independent voices.

         Finally, the FCC made various changes in its rules governing the circumstances under which ownership of a broadcast property is attributed to an individual or entity, relaxing them in some respects and stiffening them in others.

         The Company is in the process of analyzing the impact of these changes on its operations.

         LITIGATION. On September 4, 1997, the Company announced that it had learned of four lawsuits regarding the then proposed acquisition of LIN Television. The Company and all of its then present directors are defendants in all of the lawsuits. AT&T is a defendant in three of the lawsuits, and an AT&T affiliate and Hicks Muse are defendants in one of the lawsuits. Each of the lawsuits was filed by a purported shareholder of the Company seeking to represent a putative class of all the Company's public stockholders. Three of the four lawsuits were filed in the Delaware Court of Chancery, while the fourth lawsuit was filed in the New York Supreme Court.

         While the allegations of the complaints are not identical, all of the lawsuits basically assert that the terms of the original merger agreement were not in the best interests of the Company's public Stockholders. All of the complaints allege breach of fiduciary duty in approving the merger agreement. Two of the complaints also allege breach of fiduciary duty in connection with the sale of the television station WOOD-TV by AT&T to LIN Television and the amendment to a Private Market Value Guarantee Agreement that was entered into simultaneously with the first merger agreement. The complaints seek the preliminary and permanent enjoinment of the merger or alternatively seek damages in an unspecified amount. The complaints have not been amended to reflect the terms of the merger itself.

         The plaintiffs in each of the actions have agreed to an indefinite extension of time for each of the defendants served to respond to the respective complaints. No discovery has taken place.

         In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of June 30, 1999, is likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

                           LIN TELEVISION CORPORATION
                      Condensed Consolidated Balance Sheets
                     (In thousands, except number of shares)


                                                                                                  June 30, 1999
                                                                                                   (unaudited)     December 31, 1998
                                                                                                   -----------     -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                         $   13,067         $   41,349
  Accounts receivable, less allowance for doubtful accounts (1999 - $1,671; 1998 - $1,880)              44,346             40,917
  Program rights                                                                                         4,930              9,671
  Other current assets                                                                                     496                916
                                                                                                    ----------         ----------
Total current assets                                                                                    62,839             92,853
Property and equipment, net                                                                            130,788            131,758
Deferred financing costs                                                                                33,114             35,109
Investment in joint venture                                                                             68,707             70,692
Investment in Southwest Sports Group, at cost                                                           48,500                 --
Intangible assets, net                                                                               1,500,756          1,444,600
Program rights                                                                                           2,914              4,636
Program rights and other noncurrent assets                                                               2,736              9,530
                                                                                                    ----------         ----------
  Total assets                                                                                      $1,850,354         $1,789,178
                                                                                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                  $    7,554         $    8,917
  Program obligations                                                                                    5,438              9,990
  Accrued income taxes                                                                                  18,139             10,035
  Current portion of long-term debt                                                                     11,963             15,063
  KXTX Management fee payable                                                                               --              4,175
  Accrued interest expense                                                                               8,960              9,154
  Other accruals                                                                                        20,801             18,548
                                                                                                    ----------         ----------
Total current liabilities                                                                               72,855             75,882
Long-term debt, excluding current portion                                                              533,038            451,952
Deferred income taxes                                                                                  520,127            519,207
Program obligations                                                                                      2,757              4,640
Other noncurrent liabilities                                                                             6,584              6,535
                                                                                                    ----------         ----------
Total liabilities                                                                                    1,135,361          1,058,216
                                                                                                    ----------         ----------
Stockholders' equity:
  Preferred stock, $0.01 par value: Authorized shares - (1999- none, 1998- none)
  Common stock, $0.01 par value: Authorized shares - (1999 - 1,000, 1998 - 1,000)                           --                 --
  Additional paid-in capital                                                                           746,351            746,522
  Accumulated Earnings (Deficit)                                                                       (31,358)           (15,560)
                                                                                                    ----------         ----------
Total stockholders' equity                                                                             714,993            730,962
                                                                                                    ----------         ----------
  Total liabilities and stockholders' equity                                                        $1,850,354         $1,789,178
                                                                                                    ==========         ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.
NOTE - The December 31, 1998 information is derived from the audited financial statements at that date.

                           LIN TELEVISION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                          Three Months   Three Months    Six Months      Period from    Predecessor
                                                              Ended          Ended          Ended         March 3 -     Period from
                                                          June 30, 1999  June 30, 1998  June 30, 1999   June 30, 1998   January 1 -
                                                           (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)   March 2, 1998
                                                             -------        -------        --------        -------        -------

Net revenue                                                  $56,629        $61,777        $101,239        $77,988        $43,804
Operating costs and expenses:
  Direct operating                                            14,535         17,000          26,639         20,730         11,117
  Selling, general and administrative                         11,684         14,068          24,150         18,364         11,701
  Corporate                                                    1,965          2,296           3,913          2,754          1,170
  KXTX Management Fee                                           (365)            --           1,178             --             --
  Amortization of program rights                               3,285          3,041           6,630          4,056          2,743
  Depreciation and amortization of intangible assets          13,787         13,631          28,002         18,105          4,581
                                                             -------        -------        --------        -------        -------

Total operating costs and expenses                            44,891         50,036          90,512         64,009         31,312
                                                             -------        -------        --------        -------        -------

Operating income                                              11,738         11,741          10,727         13,979         12,492
  Other (income) expense:
  Interest expense                                            10,408         10,895          20,760         14,430          2,764
  Investment income                                             (710)          (237)         (1,299)          (287)           (98)
  Loss on investment in joint venture                            297          1,700           2,118          2,162            244
  Loss on disposition of KXTX-TV                               2,212             --           2,212             --             --
  Merger expenses                                                 --             --              --             --          8,616
  Other, net                                                    (294)            --            (294)            --             --
                                                             -------        -------        --------        -------        -------
Total other expense                                           11,913         12,358          23,497         16,305         11,526
                                                             -------        -------        --------        -------        -------

Income (loss) before provision for
  Income taxes                                                  (175)          (617)        (12,770)        (2,326)           966
Provision for income taxes                                       775            747           3,028          2,766          3,710
                                                             -------        -------        --------        -------        -------


Net loss                                                     $  (950)       $(1,364)       $(15,798)       $(5,092)       $(2,744)
                                                             =======        =======        ========        =======        =======

The Accompanying notes are an integral part of the condensed consolidated financial statements.
Note - The January 1 - March 2, 1998 information is derived from the audited financial statements for that period.

                            LIN TELEVISION CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                Six Months Ended      Period from March 3 -       Predecessor
                                                                  June 30, 1999           June 30, 1998      Period From January 1 -
                                                                   (unaudited)             (unaudited)            March 2, 1998
                                                                   -----------             -----------            -------------
Net cash provided by operating activities                            $ 10,618               $   24,036               $ 8,416
                                                                     --------               ----------               -------

Investing activities:
Capital expenditures                                                  (10,217)                  (2,702)               (1,221)
Proceeds from asset disposals                                           6,560                       41                     3
Liquidating dividend on investment in SSDB                              5,066                       --                    --
Investment in joint venture                                                --                     (250)                 (250)
Acquisition of WOOD-TV and WOTV-TV, net of cash acquired             (118,100)                      --                    --
Acquisition of LIN Television Corporation, net of cash acquired            --               (1,723,656)                   --
                                                                     --------               ----------               -------
Net cash used in investing activities                                (116,691)              (1,726,567)               (1,468)
                                                                     --------               ----------               -------

Financing activities:
Proceeds from exercises of stock options, stock units and sale
 of Employee Stock Purchase Plan shares                                  (171)                     (75)                1,071
Principal payments on long-term debt                                  (15,038)                (260,000)                   --
Proceeds from long-term debt                                           93,000                  469,298                    --
Loan fees incurred on long-term debt                                       --                  (38,434)                   --
Proceeds from GECC note                                                    --                  815,500                    --
Proceeds from sale of common stock                                         --                  744,977                    --
Proceeds from capital contribution                                         --                    1,000                    --
                                                                     --------               ----------               -------
Net cash provided by financing activities                              77,791                1,732,266                 1,071
                                                                     --------               ----------               -------
Net increase (decrease) in cash and cash equivalents                  (28,282)                  29,735                 8,019

Cash and cash equivalents at the beginning of the period               41,349                       --                 8,046
                                                                     --------               ----------               -------

Cash and cash equivalents at the end of the period                   $ 13,067               $   29,735               $16,065
                                                                     ========               ==========               =======

Schedule of Noncash Investing Activities
Value of Preferred Units received on disposal of KXTX-TV             $ 47,000               $       --               $    --
                                                                     ========               ==========               =======


The accompanying notes are an integral part of the consolidated financial statements.
NOTE - The January 1 - March 2, 1998 information is derived from the audited financial statements for that period.

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION:

         LIN Television Corporation, together with its subsidiaries (together, solely with respect to these notes to the condensed consolidated financial statements, the "Company" or "LIN Television"), is a television station group operator in the United States that owns and operates eight network-affiliated television stations. Additionally, the Company has local marketing agreements ("LMAs") under which it programs four other stations in the markets in which it operates.

         All of the Company's direct and indirect consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Subordinated Notes (see
Note 5) on a joint and several basis.

         These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31,1998.

         In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows of the Company and its subsidiaries for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - BUSINESS COMBINATIONS:

         LIN Holdings Corp. ("LIN Holdings") and LIN Acquisition Company, both affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") entered into an Agreement and Plan of Merger with LIN Television on August 12, 1997 (as amended, the "Merger Agreement"). Pursuant to, and upon the terms and conditions of, the Merger Agreement, LIN Holdings acquired LIN Television (the "Acquisition") on March 3, 1998 by merging LIN Acquisition Company, its wholly-owned subsidiary, with and into LIN Television (the "Merger"), with LIN Television surviving the merger and becoming a direct, wholly-owned subsidiary of LIN Holdings. The total purchase price for the common equity of LIN Television was approximately $1.7 billion. In addition, the Company refinanced $260.2 million of the Predecessor's indebtedness and incurred acquisition costs of approximately $32.2 million.

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

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


(vi)     $815.5 million of proceeds from the GECC (see below); and
(vii) $558.1 million of common equity provided by affiliates of Hicks Muse, management and other co-investors to the equity of the corporate parents of LIN Holdings, which in turn, through LIN Holdings, contributed such amount to the common equity of the Company.

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

NOTE 3 - RECENT DEVELOPMENTS:

         LIN MERGER TERMINATION. On July 7, 1998, AMFM Inc. ("AMFM"), formerly Chancellor Media Corporation, entered into a merger agreement (the "AMFM Merger Agreement") with Ranger Equity Holdings Corporation ("Ranger"), a parent company, to acquire Ranger in a stock for stock transaction (the "AMFM Merger"). Ranger indirectly owns 100% of the equity of LIN Holdings. On March 14, 1999, the Boards of Directors of AMFM and Ranger agreed to terminate the AMFM Merger Agreement. Additionally, AMFM's Board of Directors approved the assignment of the agreements to acquire Petry Media Corporation, a leading television representation firm, and Pegasus Broadcasting of San Juan, L.L.C., a television broadcasting company that owns a television station in Puerto Rico, to the Company. Subsequently, the AMFM agreement with Petry has expired. The assignment of the agreement relating to the purchase of Pegasus Broadcasting by the Company is subject to negotiation, third-party approval and various other conditions including governmental approvals, and, accordingly, there can be no assurance that the company will complete such a transaction.

         KXTX-TV. On June 3, 1999, LIN Texas transferred all of the assets of KXTX-TV to Southwest Sports Group Holdings LLC, Inc. ("SSG Holdings" or "SSG"), a Texas limited liability company and an entity in which a partner of Hicks Muse has a substantial economic interest. In exchange, LIN Texas received 500,000 units of SSG's Series A Preferred Units, par value $100.00 per unit ("SSG Preferred Units"). The Company has assigned a value of $47.0 million to the SSG Preferred Units. The SSG Preferred Units are entitled to receive non-liquidating distributions prior to any junior ranked units of SSG Holdings in an amount equal to $100 per Preferred Unit, minus the amount of previously made distributions, plus an amount of

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


interest thereon at a rate of 6% per annum compounded annually beginning January 1, 1999. As of June 30, 1999, the total interest owed to the Company was $1.5 million.

         LIN Texas has the right, upon the earlier of (i) the third anniversary of the issuance of the SSG Preferred Units and (ii) an initial public offering of SSG Common Units, to convert its shares of SSG Preferred Units into shares of SSG Common Units at a conversion rate equal to the par value per share of the SSG Preferred Units (plus accrued and unpaid interest thereon) divided by the fair market value per share of the SSG Common Units. SSG has the right, at its sole option, to redeem the SSG Preferred Units at par value (plus accrued and unpaid interest thereon) at any time.

         WOOD AND WOTV. On June 30, 1999, the Company acquired from AT&T Corporation ("AT&T") the assets of WOOD-TV and the LMA rights related to WOTV-TV (collectively, the "Grand Rapids Stations"), both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The Company had provided management services to the Grand Rapids Stations pursuant to a consulting agreement with AT&T. The total purchase price for the Grand Rapids Acquisition was approximately $142.4 million, including direct costs of the acquisition. The Grand Rapids Acquisition was funded by the combination of operating funds and $93.0 million of additional Tranche A Term Loans (see Note 5).

The acquisition is accounted for as a purchase and accordingly, the purchase price, including direct costs of the acquisition, has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of the acquisition. These fair values are subject to adjustment when additional information concerning asset and liability valuations is finalized. The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to intangible assets, primarily FCC licenses and network affiliations. The results of operations associated with the acquired business will be included in the consolidated results of the Company from the acquisition date. The Grand Rapids Acquisition is summarized as follows (in thousands):


                     Assets acquired and liabilities assumed


Working capital, including cash of $22,400 ........................... $ 15,442
Property and equipment ...............................................   18,422
Other noncurrent assets ..............................................    1,033
Intangible assets ....................................................  108,096
Other noncurrent liabilities .........................................     (609)
                                                                       --------
Total acquisition ....................................................  142,384
Cash from WOOD-TV and WOTV-TV ........................................  (22,400)
Additional Liabilities Assumed .......................................   (1,884)
                                                                       --------
Cash Paid For Acquisition ............................................ $118,100
                                                                       --------


The following summarizes unaudited pro forma consolidated results of operations as if the Grand Rapids Acquisition had taken place as of the beginning of the periods presented (in thousands):

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


                                              Six months         Six months
                                                ended              ended
                                            June 30, 1999      June 30, 1998
                                            -------------      -------------

Net Revenues ...........................       $117,146          $124,074
Operating Income .......................         16,251            19,205
Net Loss ...............................        (16,091)          (17,234)


         The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, amortization and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place as of the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

         NETWORK AFFILIATION COMPENSATION. On July 15, 1999, the Company entered into an amendment to its existing network agreement with American Broadcasting Company ("ABC"). This amendment calls for the Company to make payments to ABC for the rights to broadcast National Football League ("NFL") games. In exchange, the Company will receive eight additional prime time program spots per week. The Company has three stations affiliated with ABC - WAND in Decatur, Illinois, WTNH in New Haven, Connecticut, and WOTV, an LMA station in Battle Creek, Michigan.

         On April 6, 1999, Fox Broadcasting Company ("Fox") informed the Company of the network's plan to reduce the inventory of the commercial time in Fox prime time programming allocated to its affiliates by approximately 22% or to allow the affiliates to buy-back that inventory plus additional network inventory. The Company has only one station affiliated with Fox -- WVBT, an LMA station in Norfolk, Virginia. WVBT-TV has elected to buy additional commercial time from Fox.

NOTE 4 - RELATED PARTY TRANSACTIONS:

         ACQUISITION OF LIN TELEVISION. In connection with the Acquisition (see
Note 2), LIN Holdings and LIN Television (collectively, the "Clients") entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services to the Clients. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of LIN Holdings and its subsidiaries for the then current fiscal year. Upon the acquisition by LIN Holdings and its subsidiaries of another entity or business, the fee shall be adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of LIN Holdings and it subsidiaries. In no event shall the annual fee be less than $1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to LIN Holdings or LIN Television. The fee for the three and six months ended June 30, 1999 was $250,000 and $500,000, respectively.

         In connection with the Acquisition, the Clients also entered into a ten-year agreement (the "Financial Advisory Agreement") with Hicks Muse Partners, pursuant to which Hicks Muse Partners received a financial advisory fee at the closing of the Acquisition as compensation for its services as financial advisor to the Clients in connection with the Acquisition. Hicks Muse Partners also is entitled to receive a fee equal to 1.5% of the "transaction value" (as defined

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


below) for each "subsequent transaction" (as defined below) in which either LIN Holdings or LIN Television is involved. The term "transaction value" means the total value of the subsequent transaction including without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar obligations assumed (or remaining outstanding). The term "subsequent transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving LIN Holdings or any of its subsidiaries, and any other person or entity. The fee for the six months ended June 30, 1999 was approximately $1.9 million, related to the WOOD-TV and WOTV-TV acquisition.

         Prior to June 1999, the Company leased an aircraft to AMFM pursuant to an existing lease agreement. In June 1999, the Company sold the aircraft to AMFM for approximately $6.6 million and terminated the lease agreement. The transaction with AMFM reimbursed the company for all costs associated with the plane, including the original purchase price.

         INVESTMENT IN SPECIAL SERVICES DELAWARE B, INC. In October 1998, the Company invested $7.1 million for 25% of the capital stock of Special Services Delaware B, Inc.("SSDB"), a company that owned and leased an aircraft to AMFM. Ranger Equity Holdings A Corp., a subsidiary of Ranger, invested $21.4 million for the remaining 75% capital stock of SSDB. The Company accounts for its interest in SSDB using the equity method, as the Company does not have a controlling interest. The results of SSDB were immaterial for all periods presented. In June 1999, SSDB sold the aircraft to a third party and terminated the lease agreement with AMFM. The sales proceeds from the aircraft were distributed to the shareholders as a liquidating dividend in proportion to their equity interests. The Company's portion of the liquidating dividend was $5.1 million. In addition, the Company received $2.0 million from AMFM as reimbursement for costs associated with the plane. As SSDB had no assets as of June 30, 1999, the company recorded a charge of $7.1 million for the write-off of its investment.

         JOINT VENTURE WITH 21ST CENTURY GROUP LLC. In August 1999, the Company and 21st Century Group LLC ("21st Century"), an entity in which Hicks Muse has a substantial economic interest, announced the formation of a television station joint venture, Banks Broadcasting, LLC. The Company and 21st Century also announced the first transaction of the joint venture, the entry into a local marketing agreement to build and develop a new WB affiliate serving the Midwest.

NOTE 5 - LONG-TERM DEBT:

         Long-term debt consisted of the following (in thousands):

                                                       June 30,     December 31,
                                                         1999          1998
                                                       --------      --------
Senior Credit Facilities ............................  $245,640      $167,678
$300,000 8 3/8% Senior Subordinated Notes
 due 2008 (net discount of $639) ....................   299,361       299,337
                                                       --------      --------
Total debt ..........................................   545,001       467,015

Less current portion ................................   (11,963)      (15,063)
                                                       --------      --------
Total long-term debt ................................  $533,038      $451,952
                                                       --------      --------

         SENIOR CREDIT FACILITIES. On March 3, 1998, LIN Holdings and the Company entered into a credit agreement (the "Credit Agreement") with the Chase Manhattan Bank, as administrative agent (the "Agent"), and the lenders named therein. Under the Credit Agreement, the Company established a $295 million term loan facility, a $50 million revolving facility, and a

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


$225 million incremental term loan facility (collectively, the "Senior Credit Facilities"). Borrowings under the Senior Credit Facilities and part of the proceeds from the 8 3/8% Senior Subordinated Notes were used to repay LIN Television's existing debt.

         Borrowings under the Senior Credit Facilities bear interest at a rate based, at the option of the Company, on an adjusted London interbank offered rate ("Adjusted LIBOR"), or the highest of the Agent's prime rates, certificate of deposits rate plus 1.00%, or the Federal Funds effective rate plus 1/2 of 1.00% (the "Alternate Base Rate"), plus an incremental rate based on the Company's financial performance. As of June 30, 1999, the interest rates on the $50 million Tranche A term loan and the $120 million Tranche B term loan ranged between 6.13% and 7.04%, respectively, based on the Adjusted LIBOR. In addition, the interest rate on the $93 million Delayed Tranche A Term Loan used to finance the Grand Rapids Acquisition was 6.47%. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.50%, based upon the Company's leverage ratio for that particular quarter on the unused portion of the loan commitment, in addition to annual agency and other administration fees.

         The obligations of the Company under the Senior Credit Facilities are unconditionally and irrevocably guaranteed, jointly and severally, by LIN Holdings and by each existing and subsequently acquired or organized subsidiary of the Company. In addition, substantially all of the assets of the Company and its subsidiaries are pledged as collateral against the performance of these obligations. Quarterly required principal repayments of amounts outstanding under the Senior Credit Facilities commenced on December 31, 1998. The Company's ability to make additional borrowings under the Senior Credit Facilities is subject to compliance with certain financial covenants and other conditions set forth in the Credit Agreement.

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

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


                                               Six months ended
                                                June 30, 1999
                                                -------------
Net revenues ...................................   $68,458
Operating income ...............................    21,431
Net loss .......................................   (10,366)


                                                 As of              As of
                                             June 30, 1999    December 31, 1998
                                             -------------    -----------------
Current assets ...........................     $ 20,471           $  2,507
Non-current assets .......................      247,039            249,441
Current liabilities ......................       16,310                550
Non-current liabilities ..................      815,500            815,500



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

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

         CHANGES IN FCC OWNERSHIP RULES. On August 5, 1999, the Federal Communications Commission ("FCC") adopted changes in its broadcast ownership rules. The FCC relaxed its so-called television "duopoly" rule, which barred any entity from owning more than one television station in a local market. Under the new rules, one entity may own two stations in the same market provided 1) one of the two stations is not among the top four in audience share and 2) that post-merger there will be at least eight independently owned and operated commercial and noncommercial stations in that market. The FCC will also permit combinations where one of the stations has failed, is failing or unbuilt or where extraordinary public interest factors are present.

         The FCC also declared that LMAs such as those that LIN has entered into will now be attributable ownership interests for purposes of the duopoly rule. However, the FCC grandfathered all LMAs entered into prior to November 1996, which includes all of LIN's LMAs, for a minimum of five years, at which time the FCC will determine whether and how long to permit these combinations to continue. And, in the interim, the FCC will permit LMA parties to apply for common ownership under the standards outlined above.

         The FCC also provided television licensees greater latitude to acquire stations in adjacent markets by dispensing with its prohibition on adjacent-market station combinations where the stations had overlapping signal contours and substituting the requirement that the stations be in different Nielsen viewing markets.

         The FCC relaxed its so-called "one-to-a-market" rule, which restricts the cross-ownership of television and radio stations in the same market. One entity may now own up to two television stations (if permitted under the duopoly rule) and six radio stations in the same market provided that after the combination there remain 20 independent media voices (which also includes

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


newspapers and cable systems) in that market. The number of radio stations cannot exceed four in markets where there are fewer than 20 but more than 9 independent voices.

         Finally, the FCC made various changes in its rules governing the circumstances under which ownership of a broadcast property is attributed to an individual or entity, relaxing them in some respects and stiffening them in others.

         The Company is in the process of analyzing the impact of these changes on its operations.

         LITIGATION. On September 4, 1997, the Company announced that it had learned of four lawsuits regarding the then proposed acquisition of LIN Television. The Company and all of its then present directors are defendants in all of the lawsuits. AT&T is a defendant in three of the lawsuits, and an AT&T affiliate and Hicks Muse are defendants in one of the lawsuits. Each of the lawsuits was filed by a purported shareholder of the Company seeking to represent a putative class of all the Company's public stockholders. Three of the four lawsuits were filed in the Delaware Court of Chancery, while the fourth lawsuit was filed in the New York Supreme Court.

         While the allegations of the complaints are not identical, all of the lawsuits basically assert that the terms of the original merger agreement were not in the best interests of the Company's public Stockholders. All of the complaints allege breach of fiduciary duty in approving the merger agreement. Two of the complaints also allege breach of fiduciary duty in connection with the sale of the television station WOOD-TV by AT&T to LIN Television and the amendment to a Private Market Value Guarantee Agreement that was entered into simultaneously with the first merger agreement. The complaints seek the preliminary and permanent enjoinment of the merger or alternatively seek damages in an unspecified amount. The complaints have not been amended to reflect the terms of the merger itself.

         The plaintiffs in each of the actions have agreed to an indefinite extension of time for each of the defendants served to respond to the respective complaints. No discovery has taken place.

         In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of June 30, 1999, is likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

                          PART I. FINANCIAL INFORMATION


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

Forward-Looking Statements

         Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the future financial position and operating results of LIN Holdings Corp. ("LIN Holdings") and its subsidiaries, including LIN Television Corporation ("LIN Television"), together, the "Company". When used in this report, the words "believes," "anticipated," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of risks, uncertainties and factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forwarding-looking statements. These factors include, without limitation changes in advertising, demand, technological changes, regulatory changes, acquisitions and dispositions, as well as other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to update publicly forward-looking statements, whether as a result of new information, future events or otherwise.

Business

         The Company is a television station group operator in the United States that owns and operates eight network-affiliated television stations. Additionally, the Company has local marketing agreements ("LMAs") under which it provides programming for four other stations in the markets in which it operates.

Recent Developments

         LIN MERGER TERMINATION. On July 7, 1998, AMFM Inc. ("AMFM"), formerly Chancellor Media Corporation, entered into a merger agreement (the "AMFM Merger Agreement") with Ranger Equity Holdings Corporation ("Ranger"), a parent company, to acquire Ranger in a stock for stock transaction (the "AMFM Merger"). On March 14, 1999, the Boards of Directors of AMFM and Ranger agreed to terminate the AMFM Merger Agreement. Additionally, AMFM's Board of Directors approved the assignment of the agreements to acquire Petry Media Corporation, a leading television representation firm, and Pegasus Broadcasting of San Juan, L.L.C., a television broadcasting company that owns a television station in Puerto Rico, to the Company. Subsequently, the AMFM agreement with Petry has expired. The assignment of the agreement relating to the purchase of Pegasus Broadcasting by the Company is subject to negotiation of definitive documentation, third-party approval and various other conditions, including governmental approvals, and, accordingly, there can be no assurance that the Company will complete such a transaction.

         KXTX-TV. On June 3, 1999, LIN Texas transferred all of the assets of KXTX-TV to Southwest Sports Group Holdings LLC, Inc. ("SSG Holdings" or "SSG"), a Texas limited liability company and an entity in which a partner of Hicks Muse has a substantial economic interest. In exchange, LIN Texas received 500,000 units of SSG's Series A Preferred Units, par value $100.00 per unit ("SSG Preferred Units"). The Company has assigned a value of $47.0 million to the SSG Preferred Units. The SSG Preferred Units are entitled to receive non-liquidating distributions prior to any junior ranked units of SSG Holdings in an amount equal to $100 per Preferred Unit, minus the amount of previously made distributions, plus an amount of interest thereon at a rate of 6% per annum compounded annually beginning January 1, 1999. As of June 30, 1999, the total interest owed to the Company was $1.5 million.

         LIN Texas has the right, upon the earlier of (i) the third anniversary of the issuance of the SSG Preferred Units and (ii) an initial public offering of SSG Common Units, to convert its shares of SSG Preferred Units into shares of SSG Common Units at a conversion rate equal to the par value per share of the SSG Preferred Units (plus accrued and unpaid interest thereon) divided by the fair market value per share of the SSG Common Units. SSG has the right, at its sole option, to redeem the SSG Preferred Units at par value (plus accrued and unpaid interest thereon) at any time.

         WOOD AND WOTV. On June 30, 1999, the Company acquired from AT&T Corporation ("AT&T") the assets of WOOD-TV and the LMA rights related to WOTV-TV (collectively, the "Grand Rapids Stations"), both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The Company had provided management services to the Grand Rapids Stations pursuant to a consulting agreement with AT&T. The total purchase price for the Grand Rapids Acquisition was approximately $142.4 million, including direct costs of the acquisition. The Grand Rapids Acquisition was funded by the combination of operating funds and $93.0 million of additional Tranche A Term Loans.

The acquisition was accounted for as a purchase and accordingly, the purchase price, including direct costs of the acquisition, has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of the acquisition. These fair values are subject to adjustment when additional information concerning asset and liability valuations is finalized. The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to intangible assets, primarily FCC licenses and network affiliations. The results of operations associated with the acquired business will be included in the consolidated results of the Company from the acquisition date. The Grand Rapids Acquisition is summarized as follows (in thousands):


                     Assets acquired and liabilities assumed


Working capital, including cash of $22,400 ........................... $ 15,442
Property and equipment ...............................................   18,422
Other noncurrent assets ..............................................    1,033
Intangible assets ....................................................  108,096
Other noncurrent liabilities .........................................     (609)
                                                                       --------
Total acquisition ....................................................  142,384


         NETWORK AFFILIATION COMPENSATION. On July 15, 1999, the Company entered into an amendment to its existing network agreement with American Broadcasting Company ("ABC"). This amendment calls for the Company to make payments to ABC for the rights to broadcast National Football League ("NFL") games. In exchange, the Company will receive eight additional prime time program spots per week. The Company has three stations affiliated with ABC - WAND in Decatur, Illinois, WTNH in New Haven, Connecticut, and WOTV, an LMA station in Battle Creek, Michigan.

         On April 6, 1999, Fox Broadcasting Company ("Fox") informed the Company of the network's plan to reduce the inventory of the commercial time in Fox prime time programming allocated to its affiliates by approximately 22% or to allow the affiliates to buy-back that inventory plus additional network inventory. The Company has only one station affiliated with Fox -- WVBT, an LMA station in Norfolk, Virginia. WVBT-TV has elected to buy the commercial time from Fox.

Results of Operations

         Set forth below are the significant factors that contributed to the operating results of the Company for the three- and six-month periods ended June 30, 1999 and 1998. The Company's results from operations from period to period are not directly comparable because of the impact of the acquisition of LIN Television by Hicks Muse, and the associated contribution of KXAS-TV to a joint venture with NBC. Unaudited Pro forma comparisons have been included where appropriate.

         The following table summarizes the impact of the pro forma adjustments related to the acquisition of LIN Television. These adjustments include additional depreciation and amortization of intangibles related to the purchase price allocations, and the contribution of KXAS-TV to a joint venture with NBC, excluding the stations operating results from January 1, 1998 through March 2, 1998.


                                           THREE MONTHS ENDED      |                          SIX MONTHS ENDED
                                     ----------------------------- | ---------------------------------------------------------------
                                                                   |                                      Pro Forma       Pro Forma
                                     June 30, 1999   June 30, 1998 | June 30, 1999    June 30, 1998     Adjustments    June 30, 1998
                                      (unaudited)     (unaudited)  |  (unaudited)      (unaudited)      (unaudited)     (unaudited)
                                      -----------     -----------  | ------------      -----------      -----------     -----------
                                                                   |
Net Revenues                            $56,629         $61,777    |   $101,239         $121,792         $(13,253)       $108,539
                                                                   |
Operating costs and expenses:                                      |
  Direct operating                       14,535          17,000    |      26,639           31,847           (2,246)         29,601
  Selling, general and administrative    11,684          14,068    |      24,150           30,065           (2,750)         27,315
  Corporate                               1,965           2,296    |       3,913            3,924               --           3,924
  KXTX Management Fee                      (365)             --    |       1,178               --               --              --
  Amortization of program rights          3,285           3,041    |       6,630            6,799             (345)          6,454
  Depreciation and amortization          13,787          13,631    |      28,002           22,686            4,542          27,228
                                        -------         -------    |     -------         --------         --------        --------
Total operating costs and expenses       44,891          50,036    |      90,512           95,321             (799)         94,522
                                        -------         -------    |     -------         --------         --------        --------
Operating income (loss)                 $11,738         $11,741    |     $10,727         $ 26,471         $(12,454)       $ 14,017
                                        -------         -------    |     -------         --------         --------        --------


         Net revenues consist primarily of national and local time sales, net of sales adjustments and agency commissions, network compensation, barter revenues and revenues from the production of local commercials and sports programming. Total net revenues for the three- and six-month periods ended June 30, 1999 decreased approximately 8.3% to $56.6 million and 6.7% to $101.2 million, respectively, compared to net revenue of $61.8 million and pro forma net revenue of $108.6 million for the same periods last year. The decrease is primarily due to the overall television industry slow-down in the second quarter of 1999, driven in part by a reduction in political revenue. In addition, the six-month period has been impacted by the first quarter loss of advertising revenue associated with the Winter Olympics that aired on the Company's CBS stations in 1998 and the University of Connecticut men's basketball games that aired on the Company's New Haven station in 1998.

         Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs, decreased 14.5% to $14.5 million and 10.0% to $26.6 million for the three- and six-month periods ending June 30, 1999. Operating expenses for the same periods last year were $17.0 million and pro forma operating expenses of $29.6 million, respectively. The decrease is primarily the result of the Company's consistent focus on cost control resulting in lower news aviation costs and lower compensation costs resulting from hiring delays in certain open full-time positions.

         Selling, general and administrative expenses decreased approximately 16.9% to $11.7 million and 11.6% to $24.2 million for the three- and six-month periods ended June 30, 1999, compared to selling, general and administrative expenses of $14.1 million and pro forma expenses of $27.3 million for the same periods last year. The decrease primarily resulted from lower sales commission costs associated with the advertising revenue decrease, as well as selling expense savings associated with certain renegotiated contracts. In addition, the Company has incurred lower property taxes as a result of revised assessments in several states.

         Corporate expenses, representing costs associated with the centralized management of LIN Television's stations, decreased 14.4% to $2.0 million for the three-month period ended June 30, 1999 compared to $2.3 million for the same period last year, and remained flat at $3.9 million for the six-month period ended June 30, 1999.

          Amortization of program rights, representing costs associated with the acquisition of syndicated programming, features and specials increased 8.0% to $3.3 million and 2.7% to $6.6 million for the three- and six-month periods ended June 30, 1999, compared to amortization of program rights of $3.0 million and pro forma amortization of $6.5 million for the same periods last year.

         Depreciation and amortization of intangible assets increased 1.1% to $13.8 million and 2.8% to $28.0 million for the three- and six-month periods ended June 30, 1999, compared to depreciation and amortization of intangible assets of $13.6 million and pro forma depreciation and amortization of $27.2 million for the same period last year.

         For the reasons discussed above, the Company's operating income remained flat at $11.7 million for the three month period ended June 30, 1999 compared to the same period last year and decreased by $3.3 million to $10.7 million for the six month period ended June 30, 1999, compared to pro forma operating income of $14.0 million for the same period last year.

          Interest expense decreased $.2 million to $16.2 million and increased $7.6 million to $32.1 million for the three- and six-month periods ended June 30, 1999, compared to expenses of $16.4 million and expenses of $24.5 million for the same periods last year. The increase for the six-month period was the result of the new borrowings under the Senior Credit Facilities and the issuance of the Senior Subordinated Notes in connection with the Merger. During the first half of 1998, LIN Television incurred financial and legal advisory fees and regulatory filing fees in connection with the Merger. During the same period, LIN Television expensed approximately $8.6 million that is reflected on the Predecessor's Consolidated Statement of Operations as merger expense.

         The Company's provision for income taxes increased $1.2 million to $.8 million and decreased $5.3 million to a benefit of $2.2 million for the three- and six-month periods ended June 30, 1999 compared to the benefit of $.4 million and provision of $3.1 million for the same periods last year. The decrease was due to an increase in the Company's net loss offset by nondeductible amortization expense.

Liquidity and Capital Resources

         Net cash provided by operating activities for the six months ended June 30, 1999 totaled $10.6 million compared to net cash provided by operating activities of $32.5 million for the same period last year. The decrease in cash provided by operating activities of $21.4 million was primarily due to amounts paid for interest and the contribution of KXAS-TV to a joint venture with NBC. Net cash used in investing activities was $116.7 million for the six months ended June 30, 1999, compared to $1,728.0 million for the same period last year. The decrease in cash used is primarily due to the acquisition of LIN Television in March 1998. Net cash provided by financing activities for the six months ended June 30, 1999 was a $77.8 million compared to cash provided by financing activities of $1,733.3 million for the same period last year. The decrease is primarily due to the issuance of the Senior Subordinated Notes, the issuance of the Senior Discount Notes, the issuance of the Credit Facility, the proceeds from the GECC Note, and the equity contribution by Hicks Muse in connection with the Acquisition, partially offset by the principal payment of $260.0 million to refinance LIN's existing indebtedness.

         Capital expenditures for the six months ended June 30, 1999 were $10.2 million compared to $3.9 million for the same period last year. Over the last three years, the Company has invested approximately $18 million to prepare its towers and transmitter buildings for the transition to digital television. The Company expects to spend approximately $23.0 million annually on capital expenditures in 1999 and in 2000. The Company anticipates that it will be able to meet its capital expenditure requirements with internally generated funds and borrowings under the Senior Credit Facilities.

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

         The Company recognizes the importance of the Year 2000 issue and has taken a proactive approach intended to facilitate an appropriate transition into the Year 2000. The Company has implemented a project team utilizing both internal and external resources to implement its Year 2000 initiative, which has involved upgrading affected computer systems, software and equipment with embedded chips, and preparing contingency and disaster recovery plans.

         A Company-wide assessment of systems and operations has identified information technology and non-information technology systems (including equipment with embedded chips) that do not properly recognize dates after December 31, 1999. The project team has implemented a plan of remediation and testing to, sufficiently in advance of the Year 2000, assure that the systems of the Company that are critical to the Company's operations will properly recognize dates after December 31, 1999. Areas of concern that are being addressed include possible service interruptions in satellite feeds providing news, weather and syndicated shows for broadcast; potential failure of equipment with embedded chips including master clocks, studio equipment, master control automation systems and transmission equipment, and telephone, security and environmental control systems.

         The Company has and will continue to incur capital expenditures and internal staff costs related to this initiative. The Company estimates the total potential remediation costs to be approximately $3.0 million, and that approximately $2.8 million has been incurred to date.

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

         The Company has initiated a formal communication program with its significant vendors to determine the extent to which the Company is vulnerable to those third parties who fail to remediate their own Year 2000 non-compliance. Based on the information currently available, the Company is not aware of any likely third party Year 2000 non-compliance by the Company or its vendors or customers that will materially affect the Company's business operations. However, the Company does not control the systems of other companies, and cannot assure that such systems will be timely converted and, if not converted, would not have an adverse effect on the Company's business operations. Furthermore, no assurance can be given at this time that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance by the Company, its vendors or customers will not have a material adverse effect on the Company's financial condition.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company is exposed to market risk from changes in interest rates principally with respect to its credit facility, which is priced based on certain interest rate alternatives. (See note 5 of the notes to the condensed consolidated financial statements.) The company does not believe that its interest rate risks are material to its operations.

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



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS:

         10.28 Amended and Restated Asset Contribution Agreement dated as of June 2, 1999 by and among LIN Television of Texas, L.P., Southwest Sports Group Holdings LLC, and Southwest Sports Television, Inc.
         27.1 Financial Data Schedule for LIN Holdings Corp. for six months ending June 30, 1999
         27.2 Financial Data Schedule for LIN Television Corporation for six months ending June 30, 1999

         REPORTS ON FORM 8-K:
         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on each of their respective behalf by the undersigned thereunto duly authorized.


LIN HOLDINGS CORP.                             LIN TELEVISION CORPORATION
  (Registrant)                                        (Registrant)




DATED:                                          /s/ Peter E. Maloney
                                                --------------------------
                                                Peter E. Maloney
                                                Vice President of Finance