Form 10-Q
period 1999-09-30
LIN HOLDINGS CORP; LIN TELEVISION CORP
filed 1999-11-15
CIK 1062707, 931058

   As filed with the Securities and Exchange Commission on November 15, 1999.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from_______________to_______________

Commission File Number: 333-54003-06           Commission File Number: 000-25206
                        ------------                                   ---------

                   LIN HOLDINGS CORP.                                                      LIN TELEVISION CORPORATION
                   ------------------                                                      --------------------------
(Exact name of registrant as specified in its charter)                       (Exact name of registrant as specified in its charter)

                       DELAWARE                                                                      DELAWARE
                       --------                                                                      --------
            (State or other jurisdiction of                                               (State or other jurisdiction of
             incorporation or organization)                                                incorporation or organization)

                    75-2733097                                                                       13-3581627
                    ----------                                                                       ----------
         (I.R.S. Employer Identification No.)                                           (I.R.S. Employer Identification No.)

          1 RICHMOND SQUARE, SUITE 230E, PROVIDENCE, RHODE ISLAND 02906
          -------------------------------------------------------------
               (Address of principal executive offices)          (Zip Code)

                                 (401) 454-2880
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

NOTE:
-----
10-Q currently presents results for two companies rather than just the parent company on a fully consolidated basis.

1,000 Shares of LIN Holdings Corp.'s Common Stock, par value $.01 per share, and 1000 shares of LIN Television Corporation's Common Stock, par value $.01 per share, were outstanding as of November 15, 1999.

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----

Part I.  Financial Information
Item 1.  Financial Statements

         LIN HOLDINGS CORP.
         Condensed Consolidated Balance Sheets                                             1
         Condensed Consolidated Statements of Operations                                   2
         Condensed Consolidated Statements of Cash Flows                                   3
         Notes to Condensed Consolidated Financial Statements                              4

         LIN TELEVISION CORPORATION
         Condensed Consolidated Balance Sheets                                            12
         Condensed Consolidated Statements of Operations                                  13
         Condensed Consolidated Statements of Cash Flows                                  14
         Notes to Condensed Consolidated Financial Statements                             15

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                                          23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       29

Part II. Other Information

Item 1.  Legal Proceedings                                                                30
Item 6.  Exhibits and Reports on Form 8-K                                                 30

                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS


                               LIN HOLDINGS CORP.
                     Condensed Consolidated Balance Sheets
                    (In thousands, except number of shares)


                                                       September 30, 1999   December 31, 1998
                                                       ------------------   -----------------
                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $    19,746         $    41,349
  Accounts receivable, less allowances for
   doubtful accounts (1999 - $1,751; 1998 $1,880)               42,870              40,917
  Program rights                                                12,932               9,671
  Other current assets                                             661                 916
                                                           -----------         -----------
Total current assets                                            76,209              92,853
Property and equipment, net                                    129,182             131,758
Deferred financing costs                                        42,870              46,821
Investment in joint venture                                     67,174              70,692
Investment in Southwest Sports Group, at cost                   49,250                  --
Program rights                                                   5,245               4,636
Other intangible assets, net                                 1,491,385           1,444,600
Other noncurrent assets                                          5,607               9,530
                                                           -----------         -----------
  TOTAL ASSETS                                             $ 1,866,922         $ 1,800,890
                                                           ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $     7,404         $     8,917
  Program obligations                                           13,309               9,990
  Accrued income taxes                                           3,978               3,735
  Current portion of long-term debt                             14,741              15,063
  KXTX Management fee payable                                       --               4,175
  Accrued interest expense                                       2,375               9,154
  Other accruals                                                18,149              18,548
                                                           -----------         -----------
Total current liabilities                                       59,956              69,582
Long-term debt, excluding current portion                      779,890             668,517
Deferred income taxes                                          515,685             519,207
Program obligations                                              5,057               4,640
Other noncurrent liabilities                                     6,726               6,535
                                                           -----------         -----------
Total liabilities                                            1,367,314           1,268,481
                                                           -----------         -----------

Commitments and Contingencies (Note 8)

Stockholders' equity:
  Preferred stock, $0.01 par value:
   Authorized shares - (1999 - none, 1998 - none)                   --                  --
  Common stock, $0.01 par value:
   Authorized shares - (1999 - 1,000, 1998 - 1,000)                 --                  --
  Additional paid-in capital                                   559,498             559,668
  Accumulated deficit                                          (59,890)            (27,259)
                                                           -----------         -----------
Total stockholders' equity                                     499,608             532,409
                                                           -----------         -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,866,922         $ 1,800,890
                                                           ===========         ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.
 NOTE - The December 31, 1998 information is derived from the audited financial statements at that date.

                               LIN HOLDINGS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                        ------------------  ------------------ -----------------   ------------------  -------------
                                           Three Months        Three Months        Nine Months       Period from        Predecessor
                                              Ended               Ended               Ended             March 3 -       Period from
                                        September 30, 1999  September 30, 1998 September 30, 1999  September 30, 1999   January 1 -
                                           (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)     March 2, 1998
                                        ------------------  ------------------ ------------------  ------------------  -------------

Net revenues ...........................     $  52,377         $  55,778           $ 153,616           $ 133,770         $  43,804

Operating costs and expenses:
  Direct operating .....................        14,325            16,520              40,964              37,254            11,117
  Selling, general and administrative...        11,187            12,484              35,337              30,848            11,701
  Corporate ............................         2,440             2,216               6,353               4,970             1,170
  KXTX Management Fee ..................            --             3,055               1,178               3,055                --
  Amortization of program rights .......         3,340             3,187               9,970               7,243             2,743
  Depreciation and amortization ........        14,752            13,750              42,754              31,855             4,581
                                             ---------         ---------           ---------           ---------         ---------
Total operating costs and expenses .....        46,044            51,212             136,556             115,225            31,312
                                             =========         =========           =========           =========         =========
Operating income .......................         6,333             4,566              17,060              18,545            12,492

Other (income) expense:
  Interest expense .....................        17,040            15,690              49,171              37,381             2,764
  Investment income ....................          (938)             (451)             (2,237)               (738)              (98)
  Share of loss in joint venture .......         1,693             2,560               3,811               4,722               244
  Loss on disposition of KXTX-TV .......            --                --               2,212                  --                --
  Merger expense .......................            --                --                  --                  --             8,616
  Other, net ...........................           137                --                (157)                 --                --
                                             ---------         ---------           ---------           ---------         ---------
Total other expense ....................        17,932            17,799              52,800              41,365            11,526
                                             =========         =========           =========           =========         =========
Income (loss) before provision for
  (benefit from) Income taxes ..........       (11,599)          (13,233)            (35,740)            (22,820)              966
Provision for (benefit from) income
  taxes ................................          (937)             (246)             (3,109)               (868)            3,710
                                             ---------         ---------           ---------           ---------         ---------

Net loss ...............................     $ (10,662)        $ (12,987)          $ (32,631)          $ (21,952)        $  (2,744)
                                             =========         =========           =========           =========         =========

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

                               LIN HOLDINGS CORP.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                       Nine Months Ended   Period from March 3-     PREDECESSOR
                                                                       September 30, 1999   September 30, 1998   Period from January
                                                                          (unaudited)         (unaudited)          1 - March 2, 1998
                                                                       ------------------  --------------------  -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $     4,654         $    35,756            $     8,416
                                                                         -----------         -----------            -----------

INVESTING ACTIVITIES:
Capital expenditures                                                         (14,403)             (6,133)                (1,221)
Proceeds from asset disposals                                                  6,560                  46                      3
Liquidating dividend on investment in SSDB                                     5,066                  --                     --
Investment in joint venture                                                       --                (250)                  (250)
Acquisition of WOOD-TV and WOTV-TV, net of cash acquired                    (118,100)                 --                     --
Acquisition of LIN Television Corporation, net of cash acquired                   --          (1,723,656)                    --
                                                                         -----------         -----------            -----------
NET CASH USED IN INVESTING ACTIVITIES                                       (120,877)         (1,729,993)                (1,468)
                                                                         -----------         -----------            -----------
FINANCING ACTIVITIES:
Proceeds from exercises of stock options and stock units, and sale of
Employee Stock Purchase Plan shares                                             (171)                (75)                 1,071
Principal payments on long-term debt                                         (16,209)           (260,000)                    --
Proceeds from long-term debt                                                 111,000             668,929                     --
Loan fees incurred on long-term debt                                              --             (51,211)                    --
Proceeds from GECC note                                                           --             815,500                     --
Proceeds from sale of common stock                                                --             558,123                     --
Proceeds from capital contribution                                                --               1,000                     --
                                                                         -----------         -----------            -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     94,620           1,732,266                  1,071
                                                                         -----------         -----------            -----------

Net increase (decrease) in cash and cash equivalents                         (21,603)             38,029                  8,019

Cash and cash equivalents at the beginning of the period                      41,349                  --                  8,046
                                                                         -----------         -----------            -----------
Cash and cash equivalents at the end of the period                       $    19,746         $    38,029            $    16,065
                                                                         ===========         ===========            ===========

SCHEDULE OF NONCASH INVESTING ACTIVITIES
Value of Preferred Units received on disposal of KXTX-TV                 $    47,000         $        --            $        --
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

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION:

     LIN Holdings Corp. ("LIN Holdings"), together with its subsidiaries, including LIN Television Corporation ("LIN Television"), the predecessor business prior to its acquisition (see Note 2), (together, except with respect to the notes to the condensed consolidated financial statements for LIN Television, the "Company") is a television station group operator in the United States and Puerto Rico that owns nine television stations, eight of which are network-affiliated television stations. Additionally, the Company has local marketing agreements ("LMAs") under which it programs four other stations in the markets in which it operates.

     All of the Company's direct and indirect consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Subordinated Notes (see Note
5) on a joint and several basis.

     These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31,1998.

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

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


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

     The Senior Subordinated Notes and the Senior Discount Notes were subsequently registered with the SEC.

     JOINT VENTURE WITH NBC. In connection with the Acquisition, the Company and National Broadcasting Company ("NBC") formed a television station joint venture (the "Joint Venture"). The Joint Venture consists of KXAS-TV, formerly LIN Television's Dallas-Fort Worth NBC affiliate, and KNSD-TV, formerly NBC's San Diego station. A wholly owned subsidiary of NBC is the general partner of the Joint Venture (the "NBC General Partner") and NBC operates the stations owned by the Joint Venture. The NBC General Partner holds an approximate 80% equity interest and the Company holds an approximate 20% equity interest in the Joint Venture (see Note 6). General Electric Capital Corporation ("GECC") provided debt financing for the Joint Venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (the "GECC Note"). The Company expects that the interest payments on the GECC Note will be serviced solely by the cash flows of the Joint Venture.

     The GECC Note was issued by LIN Television of Texas, L.P., the Company's indirect wholly owned partnership ("LIN Texas"), which loaned the proceeds to the Company to finance a portion of the cost of the Acquisition. The obligations to GECC under the GECC Note were assumed by the Joint Venture and LIN Texas was simultaneously released from all obligations under the GECC Note. The GECC Note is not an obligation of the Company or any of its subsidiaries, and has recourse only to the Joint Venture, the Company's equity interest therein and to one of LIN Holdings' two corporate parents pursuant to a guarantee.

NOTE 3 - RECENT DEVELOPMENTS:

     KXTX-TV. On June 3, 1999, LIN Texas contributed all of the assets of KXTX-TV to Southwest Sports Group Holdings LLC, Inc. ("SSG Holdings" or "SSG"), a Texas limited liability company and an entity in which a partner of Hicks Muse has a substantial economic interest. In exchange, LIN Texas received 500,000 units of SSG's Series A Preferred Units, par value $100.00 per unit ("SSG Preferred Units"). The Company has assigned a value of $47.0 million to the SSG Preferred Units. The SSG Preferred Units are entitled to receive non-liquidating distributions prior to any junior ranked units of SSG Holdings in an amount equal to $100 per Preferred Unit, minus the amount of previously made distributions, plus an amount of interest thereon at a rate of 6% per annum compounded annually beginning January 1, 1999. The Company has recorded $2.2 million of interest on the Series A Preferred Units. As of September 30, 1999, no distributions have been made with respect to the preferred units.

     SSG has the option at any time to redeem in whole or in part the outstanding Series A Preferred Units for an amount equal to par plus imputed interest at the rate of 6% from January 1, 1999 to the redemption date. The Company has the right to convert its Series A Preferred Units into Class A Units at the earlier of (a) the date of consummation by SSG of an underwritten initial public offering of the Class A units, (b) a change of control, or (c) the date that is three years following the date of the first issuance of the Series A Preferred Units.

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


     WOOD AND WOTV. On June 30, 1999, the Company acquired from AT&T Corporation ("AT&T") the assets of WOOD-TV and the LMA rights related to WOTV-TV (collectively, the "Grand Rapids Stations"), both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The Company had provided management services to the Grand Rapids Stations pursuant to a consulting agreement with AT&T. The total purchase price for the Grand Rapids Acquisition was approximately $142.4 million, including direct costs of the acquisition. The Grand Rapids Acquisition was funded by the combination of operating funds and $93.0 million of additional Tranche A Term Loan (see Note 5).

     The acquisition was accounted for as a purchase and accordingly, the purchase price, including direct costs of the acquisition, was allocated to the assets acquired and liabilities assumed based on their fair values at the date of the acquisition. These fair values are subject to adjustment when additional information concerning asset and liability valuations is finalized. The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to intangible assets, primarily FCC licenses and network affiliations. The results of operations associated with the acquired business are included in the consolidated results of the Company from the acquisition date. The following summarizes unaudited pro forma consolidated results of operations as if the Grand Rapids Acquisition had taken place as of the beginning of the periods presented (in thousands):

                                                  Nine months       Nine months
                                                     ended             ended
                                                    9/30/99           9/30/98
                                                  -----------       -----------

Net Revenues .................................    $ 169,522         $ 187,540
Operating Income..............................       21,942            25,743
Net Loss .....................................      (30,819)          (28,180)


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

     NETWORK AFFILIATIONS. On July 15, 1999, the Company entered into an amendment to its existing network agreement with American Broadcasting Company ("ABC"). This amendment calls for the Company to make payments to ABC for the rights to broadcast National Football League ("NFL") games. In exchange, the Company will receive eight additional prime time program spots per week. The Company operates three stations affiliated with ABC WAND in Decatur, Illinois, WTNH in New Haven, Connecticut, and WOTV, an LMA station in Battle Creek, Michigan.

     On April 6, 1999, Fox Broadcasting Company ("Fox") informed the Company of the network's plan to reduce the inventory of the commercial time in Fox prime time programming allocated to its affiliates by approximately 22%, or to allow the affiliates to buy-back that inventory plus additional network inventory. The Company has one station affiliated with Fox -- WVBT, an LMA station in Norfolk, Virginia. WVBT-TV has elected to buy additional commercial time from Fox.

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


     PEGASUS BROADCASTING L.L.C. On October 19, 1999 the Company acquired from NBC and GECC, 100% of NBC's interest in Pegasus Broadcasting of San Juan, L.L.C. ("Pegasus Broadcasting"), the owner and operator of WAPA-TV, an independent station located in San Juan, Puerto Rico (the "Pegasus Acquisition"). The total purchase price for the Pegasus Acquisition was approximately $71.6 million in cash, including direct costs of the acquisition. The Pegasus Acquisition was funded by a combination of operating funds and $60.0 million of borrowing under the Company's incremental term loan facility (see Note 5). The acquisition will be accounted for as a purchase and the results of operations associated with the acquired business will be included in the consolidated results of the Company from the acquisition date.

NOTE 4 - RELATED PARTY TRANSACTIONS:

     ACQUISITION OF LIN TELEVISION. In connection with the Acquisition (see Note
2), LIN Holdings and LIN Television (collectively, the "Clients") entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of LIN Holdings and its subsidiaries for the then current fiscal year. Upon the acquisition by LIN Holdings and its subsidiaries of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of LIN Holdings and it subsidiaries. In no event shall the annual fee be less than $1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to LIN Holdings or LIN Television. The fee for the three and nine months ended September 30, 1999 was $275,250 and $775,250, respectively. The fee for the period from March 3, 1998 to September 30, 1998 was $583,000 and the fee for the three months ended September 1998 was $250,000.

     In connection with the Acquisition, the Clients also entered into a ten-year agreement (the "Financial Advisory Agreement") with Hicks Muse Partners, pursuant to which Hicks Muse Partners received a financial advisory fee at the closing of the Acquisition as compensation for its services as financial advisor to the Clients in connection with the Acquisition. Hicks Muse Partners also is entitled to receive a fee equal to 1.5% of the "transaction value" (as defined below) for each "subsequent transaction" (as defined below) in which either LIN Holdings or LIN Television is involved. The term "transaction value" means the total value of the subsequent transaction, including without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar obligations assumed (or remaining outstanding). The term "subsequent transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving LIN Holdings or any of its subsidiaries, and any other person or entity. The fee for the nine months ended September 30, 1999 was approximately $1.9 million, related to the WOOD-TV and WOTV-TV acquisition. There were no such transaction fees in 1998.

     Prior to June 1999, LIN Holdings leased an aircraft to AMFM Inc., a related party and an entity in which Hicks Muse has a substantial economic interest, pursuant to an existing lease agreement. In June 1999, LIN Holdings sold the aircraft to AMFM Inc. for approximately $6.6

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


million and terminated the lease agreement. The transaction with AMFM Inc. reimbursed LIN Holdings for all costs associated with the plane, including the original purchase price.

     INVESTMENT IN SPECIAL SERVICES DELAWARE B, INC. In October 1998, the Company invested $7.1 million for 25% of the capital stock of Special Services Delaware B, Inc. ("SSDB"), a company that owned and leased an aircraft to AMFM Inc., an entity in which Hicks Muse has a substantial economic interest. Ranger Equity Holdings A Corp., a subsidiary of Ranger Equity Holdings Corporation, a parent company, invested $21.4 million for the remaining 75% capital stock of SSDB. The Company accounts for its interest in SSDB using the equity method, as the company does not have a controlling interest. The results of SSDB were immaterial for all periods presented. In June 1999, SSDB sold the aircraft to a third party and terminated the lease agreement with AMFM Inc. The sales proceeds from the aircraft were distributed to the shareholders as a liquidating dividend in proportion to their equity interests. The Company's portion of the liquidating dividend was $5.1 million. In addition, the Company received $2.0 million from AMFM Inc. as reimbursement for costs associated with the plane.

     JOINT VENTURE WITH 21ST CENTURY GROUP LLC. In August 1999, the Company and 21st Century Group LLC ("21st Century"), an entity in which Hicks Muse has a substantial economic interest, announced the formation of a television station joint venture, Banks Broadcasting. The Company and 21st Century also announced the first transaction of the joint venture, the entry into a local marketing agreement to build and develop a new WB affiliate serving the Wichita, Kansas DMA. As of September 30, 1999, the Company has provided funding of $2.9 million to the venture. The financial position and results of operations for the venture are immaterial for all periods presented.

NOTE 5 - LONG-TERM DEBT:

Long-term debt consisted of the following (in thousands):

                                                   September 30,      December 31,
                                                       1999               1998
                                                   -------------      ------------
Senior Credit Facilities ....................        $ 262,466         $ 167,678
$300,000 8 3/8% Senior Subordinated Notes
 due 2008 (net of a discount of $626) .......          299,374           299,337
$325,000 10% Senior Discount Notes
 dues 2008 (net of a discount of $92,209) ...          232,791           216,565
                                                     ---------         ---------
Total debt ..................................          794,631           683,580

Less current portion ........................          (14,741)          (15,063)
                                                     ---------         ---------
Total long-term debt ........................        $ 779,890         $ 668,517
                                                     ---------         ---------

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

     Borrowings under the Senior Credit Facilities bear interest at a rate based, at the option of the Company, on an adjusted London interbank offered rate ("Adjusted LIBOR"), or the highest of

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


the Agent's prime rates, certificate of deposits rate plus 1.00%, or the Federal Funds effective rate plus 1/2 of 1.00% (the "Alternate Base Rate"), plus an incremental rate based on the Company's financial performance. As of September 30, 1999, the interest rates on the $50 million Tranche A term loan, the $120 million Tranche B term loan, and the delayed Tranche A term loan ranged between 6.63% and 7.66%, based on the Adjusted LIBOR. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.50%, based upon the Company's leverage ratio for that particular quarter on the unused portion of the loan commitment, in addition to annual agency and other administration fees.

     The obligations of the Company under the Senior Credit Facilities are unconditionally and irrevocably guaranteed, jointly and severally, by LIN Holdings and by each existing and subsequently acquired subsidiary. In addition, substantially all of the assets of the Company and its subsidiaries are pledged as collateral against the performance of these obligations. Mandatory quarterly principal repayments of amounts outstanding under the Senior Credit Facilities commenced on December 31, 1998. The Company's ability to make additional borrowings under the Senior Credit Facilities is subject to compliance with certain financial covenants and other conditions set forth in the Credit Agreement.

     SENIOR SUBORDINATED NOTES. On March 3, 1998, LIN Television issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 in a private placement for net proceeds of $290.3 million. Such Senior Subordinated Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are obligations of LIN Television without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly owned subsidiaries of LIN Television. Interest on the Senior Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, which commenced on September 1, 1998. The effective interest rate on the Senior Subordinated Notes is 8.4% on an annual basis.

     SENIOR DISCOUNT NOTES. In connection with the Merger on March 3, 1998, LIN Holdings issued $325 million aggregate principal amount at maturity of 10% Senior Discount Notes due 2008 in a private placement. Such Senior Discount Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Discount Notes were issued at a discount and generated net proceeds of $192.6 million to LIN Holdings. The Senior Discount Notes are unsecured senior obligations of LIN Holdings and are not guaranteed. Cash interest will not accrue or be payable on the Senior Discount Notes prior to March 1, 2003. Thereafter, cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing on September 1, 2003. The effective interest rate of the Senior Discount Notes is 11.0% on an annual basis.

NOTE 6 - INVESTMENTS:

     JOINT VENTURE WITH NBC. The Company owns a 20.38% interest in a Joint Venture with NBC (see Note 2) and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the Joint Venture (in thousands):

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                                                              Period from
                                             Nine months ended                 March 3 to
                                             September 30, 1999            September 30, 1998
                                             ------------------            ------------------
Net revenues ................................    $100,630                       $79,840
Operating income ............................      29,867                        15,811
Net loss ....................................     (17,918)                      (21,740)


                                                   As of                         As of
                                             September 30, 1999            December 31, 1998
                                             ------------------            -----------------
Current assets ..............................    $ 20,619                      $  2,507
Non-current assets ..........................     245,196                       249,441
Current liabilities .........................      16,310                           550
Non-current liabilities .....................     815,500                       815,500


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

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

     CHANGES IN FCC OWNERSHIP RULES. Effective November 16, 1999, the Federal Communications Commission (the "FCC") significantly revised certain of its broadcast ownership regulations. Among the FCC actions were: 1) relaxing the current "duopoly" rule to permit substantially more frequent waivers of the rule and permitting ownership of two television stations in a local market under certain circumstances; 2) determining that television local marketing agreements
(LMAs) were equivalent to ownership for purposes of the local ownership rules and thus permissible only where ownership was permissible; 3) grandfathering television LMAs entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking to be initiated no sooner than 2004 examining whether it would be in the public interest to permit such combinations to continue; 4) permitting the free transferability of grandfathered LMAs during the grandfather period but limiting the transferability of television duopolies; and 5) modifying the FCC's radio-television cross-ownership rules to permit the possession of "attributable" ownership interests in a maximum of two television stations and six radio stations in larger markets and two television and four radio stations in smaller markets.

     The new rules are still subject to potentially significant amendments in response to numerous petitions for reconsideration from parties seeking on the one hand to make them more restrictive and on the other to relax them further, and are expected to be the subject of a variety of judicial challenges. As the rules are currently formulated, it appears that: 1) the four LMAs the Company has entered into in the Grand Rapids, New Haven, Austin and Norfolk markets are grandfathered; 2) these four combinations are probably eligible for waivers of the duopoly rule and the Company will likely be able to convert those LMAs to ownership interests through the exercise of option rights with respect to each of those stations prior to the expiration of the

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


grandfather period; and 3) the rules permit the continued cross-ownership by the Company and AMFM Inc., respectively, of the television and radio stations currently owned by those companies in the Grand Rapids, Hartford-New Haven, Austin, and Indianapolis markets. (Stations owned by the Company and AMFM Inc. are each attributable to the other company for purposes of the radio-television cross-ownership rule.) There can be no assurances however that the rules will be implemented or interpreted in such a manner. The Company is still evaluating whether and when to exercise its options to purchase each of the LMA stations.

     OTHER CONTINGENCIES. In September 1999, AMFM Inc., which owns more than 400 radio stations, announced its intention to merge with Clear Channel Communications, a company which owns more than 500 radio stations and 19 television stations. The television and radio interests owned by the proposed combined entity would also be attributable to the Company for purposes of the radio-television cross-ownership rule and the television duopoly rule. Clear Channel has announced its intention to make whatever divestitures are necessary to bring it into compliance with the FCC's ownership rules prior to the merger but the ownership interests of Clear Channel could in the future limit the ability of the Company to acquire more television stations.

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

     In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of September 30, 1999 is likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS:

     On July 7, 1999, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 - an amendment to FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137, is effective for fiscal quarters beginning after January 1, 2001 for the Company and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

                           LIN TELEVISION CORPORATION
                     Condensed Consolidated Balance Sheets
                    (In thousands, except number of shares)


                                                       September 30, 1999   December 31, 1998
                                                       ------------------   -----------------
                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $    19,746         $    41,349
  Accounts receivable, less allowances for
   doubtful accounts (1999 - $1,751; 1998 $1,880)               42,870              40,917
  Program rights                                                12,932               9,671
  Other current assets                                             661                 916
                                                           -----------         -----------
Total current assets                                            76,209              92,853
Property and equipment, net                                    129,182             131,758
Deferred financing costs                                        32,116              35,109
Investment in joint venture                                     67,174              70,692
Investment in Southwest Sports Group, at cost                   49,250                  --
Program rights                                                   5,245               4,636
Other intangible assets, net                                 1,491,385           1,444,600
Other noncurrent assets                                          5,607               9,530
                                                           -----------         -----------
  TOTAL ASSETS                                             $ 1,856,168         $ 1,789,178
                                                           ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $     7,404         $     8,917
  Program obligations                                           13,309               9,990
  Accrued income taxes                                          14,524              10,035
  Current portion of long-term debt                             14,741              15,063
  KXTX Management fee payable                                       --               4,175
  Accrued interest expense                                       2,375               9,154
  Other accruals                                                18,149              18,548
                                                           -----------         -----------
Total current liabilities                                       70,502              75,882
Long-term debt, excluding current portion                      547,099             451,952
Deferred income taxes                                          522,680             519,207
Program obligations                                              5,057               4,640
Other noncurrent liabilities                                     6,726               6,535
                                                           -----------         -----------
Total liabilities                                            1,152,064           1,058,216
                                                           -----------         -----------

Commitments and Contingencies (Note 8)

Stockholders' equity:
  Preferred stock, $0.01 par value:
   Authorized shares - (1999 - none, 1998 - none)                   --                  --
  Common stock, $0.01 par value:
   Authorized shares - (1999 - 1,000, 1998 - 1,000)                 --                  --
  Additional paid-in capital                                   746,352             746,522
  Accumulated deficit                                          (42,248)            (15,560)
                                                           -----------         -----------
Total stockholders' equity                                     704,104             730,962
                                                           -----------         -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,856,168         $ 1,789,178
                                                           ===========         ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.
NOTE - The December 31, 1998 information is derived from the audited financial statements at that date.

                           LIN TELEVISION CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                        ------------------  ------------------ -----------------   ------------------  -------------
                                           Three Months        Three Months        Nine Months       Period from        Predecessor
                                              Ended               Ended               Ended             March 3 -       Period from
                                        September 30, 1999  September 30, 1998 September 30, 1999  September 30, 1999   January 1 -
                                           (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)     March 2, 1998
                                        ------------------  ------------------ ------------------  ------------------  -------------

Net revenues ...........................     $  52,377         $  55,778           $ 153,616           $ 133,770         $  43,804

Operating costs and expenses:
  Direct operating .....................        14,325            16,520              40,964              37,254            11,117
  Selling, general and administrative...        11,187            12,484              35,337              30,848            11,701
  Corporate ............................         2,440             2,216               6,353               4,970             1,170
  KXTX Management Fee ..................             0             3,055               1,178               3,055                --
  Amortization of program rights .......         3,340             3,187               9,970               7,243             2,743
  Depreciation and amortization ........        14,752            13,750              42,754              31,855             4,581
                                             ---------         ---------           ---------           ---------         ---------
Total operating costs and expenses .....        46,044            51,212             136,556             115,225            31,312
                                             =========         =========           =========           =========         =========
Operating income .......................         6,333             4,566              17,060              18,545            12,492

Other (income) expense:
  Interest expense .....................        11,227            10,526              31,987              24,956             2,764
  Investment income ....................          (938)             (451)             (2,237)               (738)              (98)
  Share of loss in joint venture .......         1,693             2,560               3,811               4,722               244
  Loss on disposition of KXTX-TV .......            --                --               2,212                  --                --
  Merger expense .......................            --                --                  --                  --             8,616
  Other, net ...........................           137                --                (157)                 --                --
                                             ---------         ---------           ---------           ---------         ---------
Total other expense ....................        12,119            12,635              35,616              28,940            11,526
                                             =========         =========           =========           =========         =========
Income (loss) before provision for
  Income taxes .........................        (5,786)           (8,069)            (18,556)            (10,395)              966
Provision for income taxes .............         5,104               715               8,132               3,481             3,710
                                             ---------         ---------           ---------           ---------         ---------

Net loss ...............................     $ (10,890)        $  (8,784)          $ (26,688)          $ (13,876)        $  (2,744)
                                             =========         =========           =========           =========         =========

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

                           LIN TELEVISION CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                       Nine Months Ended   Period from March 3-
                                                                       September 30, 1999   September 30, 1998   Period from January
                                                                          (unaudited)         (unaudited)          1 - March 2, 1998
                                                                       ------------------  --------------------  -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $     4,654         $    35,756            $     8,416
                                                                         -----------         -----------            -----------

INVESTING ACTIVITIES:
Capital expenditures                                                         (14,403)             (6,133)                (1,221)
Proceeds from asset disposals                                                  6,560                  46                      3
Liquidating dividend on investment in SSDB                                     5,066                  --                     --
Investment in joint venture                                                       --                (250)                  (250)
Acquisition of WOOD-TV and WOTV-TV, net of cash acquired                    (118,100)                 --                     --
Acquisition of LIN Television Corporation, net of cash acquired                   --          (1,723,656)                    --
                                                                         -----------         -----------            -----------
NET CASH USED IN INVESTING ACTIVITIES                                       (120,877)         (1,729,993)                (1,468)
                                                                         -----------         -----------            -----------
FINANCING ACTIVITIES:
Proceeds from exercises of stock options and stock units, and sale of
Employee Stock Purchase Plan shares                                             (171)                (75)                 1,071
Principal payments on long-term debt                                         (16,209)           (260,000)                    --
Proceeds from long-term debt                                                 111,000             469,298                     --
Loan fees incurred on long-term debt                                              --             (38,434)                    --
Proceeds from GECC note                                                           --             815,500                     --
Proceeds from sale of common stock                                                --             744,977                     --
Proceeds from capital contribution                                                --               1,000                     --
                                                                         -----------         -----------            -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     94,620           1,732,266                  1,071
                                                                         -----------         -----------            -----------

Net increase (decrease) in cash and cash equivalents                         (21,603)             38,029                  8,019

Cash and cash equivalents at the beginning of the period                      41,349                  --                  8,046
                                                                         -----------         -----------            -----------
Cash and cash equivalents at the end of the period                       $    19,746         $    38,029            $    16,065
                                                                         ===========         ===========            ===========

SCHEDULE OF NONCASH INVESTING ACTIVITIES
Value of Preferred Units received on disposal of KXTX-TV                 $    47,000         $        --            $        --
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

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION:

     LIN Television Corporation, together with its subsidiaries (together, solely with respect to these notes to the condensed consolidated financial statements, the "Company" or "LIN Television"), is a television station group operator in the United States and Puerto Rico that owns nine television stations, eight of which are network-affiliated television stations. Additionally, the Company has local marketing agreements ("LMAs") under which it programs four other stations in the markets in which it operates.

     All of the Company's direct and indirect consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Subordinated Notes (see Note
5) on a joint and several basis.

     These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31,1998.

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

NOTE 2 - BUSINESS COMBINATIONS:

     LIN Holdings Corp. ("LIN Holdings") and LIN Acquisition Company, both affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") entered into an Agreement and Plan of Merger with LIN Television on August 12, 1997 (as amended, the "Merger Agreement"). Pursuant to, and upon the terms and conditions of, the Merger Agreement, LIN Holdings acquired LIN Television (the "Acquisition") on March 3, 1998 by merging LIN Acquisition Company, its wholly-owned subsidiary, with and into LIN Television (the "Merger"), with LIN Television surviving the merger and becoming a direct, wholly-owned subsidiary of LIN Holdings. The total purchase price for the common equity of LIN Television was approximately $1.7 billion. In addition, the Company refinanced $260.2 million of its indebtedness and incurred acquisition costs of approximately $32.2 million.

     The Acquisition was funded by:

(i)   $6.9 million of excess cash on LIN Television's balance sheet;
(ii) $50.0 million aggregate principal amount of senior secured Tranche A term loans ("Tranche A Term Loans");
(iii) $120.0 million aggregate principal of senior secured Tranche B term loans ("Tranche B Term Loans"); (iv) $299.3 million of gross proceeds from the issuance of $300.0 million aggregate principal amount of 8 3/8% senior subordinated notes due 2008 ("Senior Subordinated Notes");
(v) $199.6 million of gross proceeds from the issuance by LIN Holdings of $325.0 million aggregate principal amount at maturity of 10% senior discount notes due 2008 ("Senior

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


      Discount Notes"), which proceeds were contributed by LIN Holdings to the common equity of LIN Television;
(vi)  $815.5 million of proceeds from the GECC Note (see below); and
(vii) $558.1 million of common equity provided by affiliates of Hicks Muse, management and other co-investors to the equity of the corporate parents of LIN Holdings, which in turn, through LIN Holdings, contributed such amount to the common equity of LIN Holdings and LIN Television.

     The Senior Subordinated Notes and the Senior Discount Notes were subsequently registered with the SEC.

     JOINT VENTURE WITH NBC. In connection with the Acquisition, the Company and National Broadcasting Company ("NBC") formed a television station joint venture (the "Joint Venture"). The Joint Venture consists of KXAS-TV, formerly LIN Television's Dallas-Fort Worth NBC affiliate, and KNSD-TV, formerly NBC's San Diego station. A wholly-owned subsidiary of NBC is the general partner of the Joint Venture (the "NBC General Partner") and NBC operates the stations owned by the Joint Venture. The NBC General Partner holds an approximate 80% equity interest and the Company holds an approximate 20% equity interest in the Joint Venture (see Note 6). General Electric Capital Corporation ("GECC") provided debt financing for the Joint Venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (the "GECC Note"). The Company expects that the interest payments on the GECC Note will be serviced solely by the cash flows of the Joint Venture.

     The GECC Note was issued by LIN Television of Texas, L.P., an indirect wholly owned partnership ("LIN Texas"), which loaned the proceeds to the Company to finance a portion of the cost of the Acquisition. The obligations to GECC under the GECC Note were assumed by the Joint Venture and LIN Texas was simultaneously released from all obligations under the GECC Note. The GECC Note is not an obligation of the Company or any of its subsidiaries, and has recourse only to the Joint Venture, the Company's equity interest therein and to one of LIN Holdings' two corporate parents pursuant to a guarantee.

NOTE 3 - RECENT DEVELOPMENTS:

     KXTX-TV. On June 3, 1999, LIN Texas contributed all of the assets of KXTX-TV to Southwest Sports Group Holdings LLC, Inc. ("SSG Holdings" or "SSG"), a Texas limited liability company and an entity in which a partner of Hicks Muse has a substantial economic interest. In exchange, LIN Texas received 500,000 units of SSG's Series A Preferred Units, par value $100.00 per unit ("SSG Preferred Units"). The Company has assigned a value of $47.0 million to the SSG Preferred Units. The SSG Preferred Units are entitled to receive non-liquidating distributions prior to any junior ranked units of SSG Holdings in an amount equal to $100 per Preferred Unit, minus the amount of previously made distributions, plus an amount of interest thereon at a rate of 6% per annum compounded annually beginning January 1, 1999. The Company has recorded $2.2 million of interest on the Series A Preferred Units. As of September 30, 1999, no distributions have been made with respect to the preferred units.

     SSG has the option at any time to redeem in whole or in part the outstanding Series A Preferred Units for an amount equal to par plus imputed interest at the rate of 6% from January 1, 1999 to the redemption date. The Company has the right to convert its Series A Preferred Units into Class A Units at the earlier of (a) the date of consummation by SSG of an

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


underwritten initial public offering of the Class A units, (b) a change of control, or (c) the date that is three years following the date of the first issuance of the Series A Preferred Units.

     WOOD AND WOTV. On June 30, 1999, the Company acquired from AT&T Corporation ("AT&T") the assets of WOOD-TV and the LMA rights related to WOTV-TV (collectively, the "Grand Rapids Stations"), both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The Company had provided management services to the Grand Rapids Stations pursuant to a consulting agreement with AT&T. The total purchase price for the Grand Rapids Acquisition was approximately $142.4 million, including direct costs of the acquisition. The Grand Rapids Acquisition was funded by the combination of operating funds and $93.0 million of additional Tranche A Term Loan (see Note 5).

     The acquisition was accounted for as a purchase and accordingly, the purchase price, including direct costs of the acquisition, was allocated to the assets acquired and liabilities assumed based on their fair values at the date of the acquisition. These fair values are subject to adjustment when additional information concerning asset and liability valuations is finalized. The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to intangible assets, primarily FCC licenses and network affiliations. The results of operations associated with the acquired business are included in the consolidated results of the Company from the acquisition date. The following summarizes unaudited pro forma consolidated results of operations as if the Grand Rapids Acquisition had taken place as of the beginning of the periods presented (in thousands):

                                                  Nine months       Nine months
                                                     ended             ended
                                                    9/30/99           9/30/98
                                                  -----------       -----------

Net Revenues .................................    $ 169,522         $ 187,540
Operating Income..............................       21,942            25,743
Net Loss .....................................      (24,878)          (15,868)


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

     NETWORK AFFILIATIONS. On July 15, 1999, the Company entered into an amendment to its existing network agreement with American Broadcasting Company ("ABC"). This amendment calls for the Company to make payments to ABC for the rights to broadcast National Football League ("NFL") games. In exchange, the Company will receive eight additional prime time program spots per week. The Company operates three stations affiliated with ABC WAND in Decatur, Illinois, WTNH in New Haven, Connecticut, and WOTV, an LMA station in Battle Creek, Michigan.

     On April 6, 1999, Fox Broadcasting Company ("Fox") informed the Company of the network's plan to reduce the inventory of the commercial time in Fox prime time programming allocated to its affiliates by approximately 22%, or to allow the affiliates to buy-back that inventory plus additional network inventory. The Company has one station affiliated with Fox --

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


WVBT, an LMA station in Norfolk, Virginia. WVBT-TV has elected to buy additional commercial time from Fox.

     PEGASUS BROADCASTING L.L.C. On October 19, 1999 the Company acquired from NBC and GECC, 100% of NBC's interest in Pegasus Broadcasting of San Juan, L.L.C. ("Pegasus Broadcasting"), the owner and operator of WAPA-TV, an independent station located in San Juan, Puerto Rico (the "Pegasus Acquisition"). The total purchase price for the Pegasus Acquisition was approximately $71.6 million in cash, including direct costs of the acquisition. The Pegasus Acquisition was funded by a combination of operating funds and $60.0 million of borrowing under the Company's incremental term loan facility (see Note 5). The acquisition will be accounted for as a purchase and the results of operations associated with the acquired business will be included in the consolidated results of the Company from the acquisition date.

NOTE 4 - RELATED PARTY TRANSACTIONS:

     ACQUISITION OF LIN TELEVISION. In connection with the Acquisition (see Note
2), LIN Holdings and LIN Television (collectively, the "Clients") entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of LIN Holdings and its subsidiaries for the then current fiscal year. Upon the acquisition by LIN Holdings and its subsidiaries of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of LIN Holdings and it subsidiaries. In no event shall the annual fee be less than $1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to LIN Holdings or LIN Television. The fee for the three and nine months ended September 30, 1999 was $275,250 and $775,250 respectively. The fee for the period from March 3, 1998 to September 30, 1998 was $583,000 and the fee for the three months ended September 1998 was $250,000.

     In connection with the Acquisition, the Clients also entered into a ten-year agreement (the "Financial Advisory Agreement") with Hicks Muse Partners, pursuant to which Hicks Muse Partners received a financial advisory fee at the closing of the Acquisition as compensation for its services as financial advisor to the Clients in connection with the Acquisition. Hicks Muse Partners also is entitled to receive a fee equal to 1.5% of the "transaction value" (as defined below) for each "subsequent transaction" (as defined below) in which either LIN Holdings or LIN Television is involved. The term "transaction value" means the total value of the subsequent transaction including without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar obligations assumed (or remaining outstanding). The term "subsequent transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving LIN Holdings or any of its subsidiaries, and any other person or entity. The fee for the nine months ended September 30, 1999 was approximately $1.9 million, related to the WOOD-TV and WOTV-TV acquisition. There were no such transaction fees in 1998.

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


     Prior to June 1999, LIN Holdings leased an aircraft to AMFM Inc., a related party and an entity in which Hicks Muse has a substantial economic interest, pursuant to an existing lease agreement. In June 1999, LIN Holdings sold the aircraft to AMFM Inc. for approximately $6.6 million and terminated the lease agreement. The transaction with AMFM Inc. reimbursed LIN Holdings for all costs associated with the plane, including the original purchase price.

     INVESTMENT IN SPECIAL SERVICES DELAWARE B, INC. In October 1998, the Company invested $7.1 million for 25% of the capital stock of Special Services Delaware B, Inc. ("SSDB"), a company that owned and leased an aircraft to AMFM Inc., an entity in which Hicks Muse has a substantial economic interest. Ranger Equity Holdings A Corp., a subsidiary of Ranger Equity Holdings Corporation, a parent company, invested $21.4 million for the remaining 75% capital stock of SSDB. The Company accounts for its interest in SSDB using the equity method, as the company does not have a controlling interest. The results of SSDB were immaterial for all periods presented. In June 1999, SSDB sold the aircraft to a third party and terminated the lease agreement with AMFM Inc. The sales proceeds from the aircraft were distributed to the shareholders as a liquidating dividend in proportion to their equity interests. The Company's portion of the liquidating dividend was $5.1 million. In addition, the Company received $2.0 million from AMFM Inc. as reimbursement for costs associated with the plane.

     JOINT VENTURE WITH 21ST CENTURY GROUP LLC. In August 1999, the Company and 21st Century Group LLC ("21st Century"), an entity in which Hicks Muse has a substantial economic interest, announced the formation of a television station joint venture, Banks Broadcasting. The Company and 21st Century also announced the first transaction of the joint venture, the entry into a local marketing agreement to build and develop a new WB affiliate serving the Wichita, Kansas DMA. As of September 30, 1999, the Company has provided funding of $2.9 million to the venture. The financial position and results of operations for the venture are immaterial for all periods presented.

NOTE 5 - LONG-TERM DEBT:

     Long-term debt consisted of the following (in thousands):

                                                   September 30,      December 31,
                                                       1999               1998
                                                   -------------      ------------
Senior Credit Facilities ....................        $ 262,466         $ 167,678
$300,000 8 3/8% Senior Subordinated Notes
 due 2008 (net of a discount of $626) .......          299,374           299,337
                                                     ---------         ---------
Total debt ..................................          561,840           467,015

Less current portion ........................          (14,741)          (15,063)
                                                     ---------         ---------
Total long-term debt ........................        $ 547,099         $ 451,952
                                                     ---------         ---------

     SENIOR CREDIT FACILITIES. On March 3, 1998, LIN Holdings and the Company entered into a credit agreement (the "Credit Agreement") with the Chase Manhattan Bank, as administrative agent (the "Agent"), and the lenders named therein. Under the Credit Agreement, LIN Television established a $295 million term loan facility, a $50 million revolving facility, and a $225 million incremental term loan facility (collectively, the "Senior Credit Facilities"). Borrowings under the Senior Credit Facilities and part of the proceeds from the 8 3/8% Senior Subordinated Notes were used to repay LIN Television's existing debt.

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


     Borrowings under the Senior Credit Facilities bear interest at a rate based, at the option of the Company, on an adjusted London interbank offered rate ("Adjusted LIBOR"), or the highest of the Agent's prime rates, certificate of deposits rate plus 1.00%, or the Federal Funds effective rate plus 1/2 of 1.00% (the "Alternate Base Rate"), plus an incremental rate based on the Company's financial performance. As of September 30, 1999, the interest rates on the $50 million Tranche A term loan, the $120 million Tranche B term loan, and the delayed Tranche A term loan ranged between 6.63% and 7.66%, based on the Adjusted LIBOR. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.50%, based upon the Company's leverage ratio for that particular quarter, on the unused portion of the loan commitment, in addition to annual agency and other administration fees.

     The obligations of the Company under the Senior Credit Facilities are unconditionally and irrevocably guaranteed, jointly and severally, by LIN Holdings and by each existing and subsequently acquired subsidiary. In addition, substantially all of the assets of the Company and its subsidiaries are pledged as collateral against the performance of these obligations. Mandatory quarterly principal repayments of amounts outstanding under the Senior Credit Facilities commenced on December 31, 1998. The Company's ability to make additional borrowings under the Senior Credit Facilities is subject to compliance with certain financial covenants and other conditions set forth in the Credit Agreement.

     SENIOR SUBORDINATED NOTES: On March 3, 1998, the Company issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 in a private placement for net proceeds of $290.3 million. Such Senior Subordinated Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are obligations of the Company, without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly-owned subsidiaries of the Company. Interest on the Senior Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, which commenced on September 1, 1998. The effective interest rate on the Senior Subordinated Notes is 8.4% on an annual basis.

NOTE 6 - INVESTMENTS:

     JOINT VENTURE WITH NBC. The Company owns a 20.38% interest in a Joint Venture with NBC (see Note 2) and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the Joint Venture (in thousands):

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


                                                                              Period from
                                             Nine months ended                 March 3 to
                                             September 30, 1999            September 30, 1998
                                             ------------------            ------------------
Net revenues ................................    $100,630                       $79,840
Operating income ............................      29,867                        15,811
Net loss ....................................     (17,918)                      (21,740)


                                                   As of                         As of
                                             September 30, 1999            December 31, 1998
                                             ------------------            -----------------
Current assets ..............................    $ 20,619                      $  2,507
Non-current assets ..........................     245,196                       249,441
Current liabilities .........................      16,310                           550
Non-current liabilities .....................     815,500                       815,500


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

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

     CHANGES IN FCC OWNERSHIP RULES. Effective November 16, 1999, the Federal Communications Commission (the "FCC") significantly revised certain of its broadcast ownership regulations. Among the FCC actions were: 1) relaxing the current "duopoly" rule to permit substantially more frequent waivers of the rule and permitting ownership of two television stations in a local market under certain circumstances; 2) determining that television local marketing agreements
(LMAs) were equivalent to ownership for purposes of the local ownership rules and thus permissible only where ownership was permissible; 3) grandfathering television LMAs entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking to be initiated no sooner than 2004 examining whether it would be in the public interest to permit such combinations to continue; 4) permitting the free transferability of grandfathered LMAs during the grandfather period but limiting the transferability of television duopolies; and 5) modifying the FCC's radio-television cross-ownership rules to permit the possession of "attributable" ownership interests in a maximum of two television stations and six radio stations in larger markets and two television and four radio stations in smaller markets.

     The new rules are still subject to potentially significant amendments in response to numerous petitions for reconsideration from parties seeking on the one hand to make them more restrictive and on the other to relax them further, and are expected to be the subject of a variety of judicial challenges. As the rules are currently formulated, it appears that: 1) the four LMAs the Company has entered into in the Grand Rapids, New Haven, Austin and Norfolk markets are grandfathered; 2) these four combinations are probably eligible for waivers of the duopoly rule and the Company will likely be able to convert those LMAs to ownership interests through the exercise of option rights with respect to each of those stations prior to the expiration of the grandfather period; and 3) the rules permit the continued cross-ownership by the Company and AMFM Inc., respectively, of the television and radio stations currently owned by those

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


companies in the Grand Rapids, Hartford-New Haven, Austin, and Indianapolis markets. (Stations owned by the Company and AMFM Inc. are each attributable to the other company for purposes of the radio-television cross-ownership rule.) There can be no assurances however that the rules will be implemented or interpreted in such a manner. The Company is still evaluating whether and when to exercise its options to purchase each of the LMA stations.

     OTHER CONTINGENCIES. In September 1999, AMFM Inc., which owns more than 400 radio stations, announced its intention to merge with Clear Channel Communications, a company which owns more than 500 radio stations and 19 television stations. The television and radio interests owned by the proposed combined entity would also be attributable to the Company for purposes of the radio-television cross-ownership rule and the television duopoly rule. Clear Channel has announced its intention to make whatever divestitures are necessary to bring it into compliance with the FCC's ownership rules prior to the merger but the ownership interests of Clear Channel could in the future limit the ability of the Company to acquire more television stations.

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

     In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of September 30, 1999 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS:

     On July 7, 1999, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 - an amendment to FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137, is effective for fiscal quarters beginning after January 1, 2001 for the Company and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements

     Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the future financial position and operating results of LIN Holdings Corp. ("LIN Holdings") and its subsidiaries, including LIN Television Corporation ("LIN Television"), together, the "Company." When used in this report, the words "believes," "anticipated," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of risks, uncertainties and factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forwarding-looking statements. These factors include, without limitation, changes in advertising, demand, technological changes, regulatory changes, including the FCC ownership rules, acquisitions and dispositions, as well as other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to update publicly forward-looking statements, whether as a result of new information, future events or otherwise.

Business

     The Company is a television station group operator in the United States and Puerto Rico that owns nine television stations, eight of which are network-affiliated television stations. Additionally, the Company has local marketing agreements ("LMAs") under which it provides programming for four other stations in the markets in which it operates.

Recent Developments

     KXTX-TV. On June 3, 1999, LIN Texas contributed all of the assets of KXTX-TV to Southwest Sports Group Holdings LLC, Inc. ("SSG Holdings" or "SSG"), a Texas limited liability company and an entity in which a partner of Hicks Muse has a substantial economic interest. In exchange, LIN Texas received 500,000 units of SSG's Series A Preferred Units, par value $100.00 per unit ("SSG Preferred Units"). The Company has assigned a value of $47.0 million to the SSG Preferred Units. The SSG Preferred Units are entitled to receive non-liquidating distributions prior to any junior ranked units of SSG Holdings in an amount equal to $100 per Preferred Unit, minus the amount of previously made distributions, plus an amount of interest thereon at a rate of 6% per annum compounded annually beginning January 1, 1999. The Company has recorded $2.2 million of interest on the Series A Preferred Units. As of September 30, 1999, no distributions have been made with respect to the preferred units.

     SSG has the option at any time to redeem in whole or in part the outstanding Series A Preferred Units for an amount equal to par plus imputed interest at the rate of 6% from January 1, 1999 to the redemption date. The Company has the right to convert its Series A Preferred Units into Class A Units at the earlier of (a) the date of consummation by SSG of an underwritten initial public offering of the Class A units, (b) a change of control, or (c) the date that is three years following the date of the first issuance of the Series A Preferred Units.

     WOOD AND WOTV. On June 30, 1999, the Company acquired from AT&T Corporation ("AT&T") the assets of WOOD-TV and the LMA rights related to WOTV-TV (collectively, the "Grand Rapids Stations"), both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The Company had provided management services to the Grand Rapids Stations pursuant to a consulting agreement with AT&T. The total purchase price for the Grand Rapids Acquisition was approximately $142.4 million, including direct costs of the acquisition. The Grand Rapids Acquisition was funded by a combination of operating funds and $93.0 million of additional Tranche A Term Loans.

     The acquisition was accounted for as a purchase and accordingly, the purchase price, including direct costs of the acquisition, has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of the acquisition. These fair values are subject to adjustment when additional information concerning asset and liability valuations is finalized. The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to intangible assets, primarily FCC licenses and network affiliations. The results of operations associated with the acquired business are included in the consolidated results of the Company from the acquisition date.

     NETWORK AFFILIATIONS. On July 15, 1999, the Company entered into an amendment to its existing network agreement with American Broadcasting Company ("ABC"). This amendment calls for the Company to make payments to ABC for the rights to broadcast National Football League ("NFL") games. In exchange, the Company will receive eight additional prime time program spots per week. The Company has three stations affiliated with ABC - WAND in Decatur, Illinois, WTNH in New Haven, Connecticut, and WOTV, an LMA station in Battle Creek, Michigan.

     On April 6, 1999, Fox Broadcasting Company ("Fox") informed the Company of the network's plan to reduce the inventory of the commercial time in Fox prime time programming allocated to its affiliates by approximately 22%, or to allow the affiliates to buy-back that inventory plus additional network inventory. The Company has one station affiliated with Fox -- WVBT, an LMA station in Norfolk, Virginia. WVBT-TV has elected to buy additional commercial time from Fox.

     PEGASUS BROADCASTING L.L.C. On October 19, 1999 the Company acquired from NBC and GECC, 100% of NBC's interest in Pegasus Broadcasting of San Juan, L.L.C. ("Pegasus Broadcasting"), the owner and operator of WAPA-TV, an independent station located San Juan, Puerto Rico (the "Pegasus Acquisition"). The total purchase price for the Pegasus Acquisition was approximately $71.6 million in cash, including direct costs of the acquisition. The Pegasus Acquisition was funded by the combination of operating funds and $60.0 million of borrowing under the Company's incremental term loan facility. The acquisition will be accounted for as a purchase and the results of operations associated with the acquired business will be included in the consolidated results of the Company from the acquisition date.

Results of Operations

     Set forth below are the significant factors that contributed to the operating results of the Company for the three- and nine-month periods ended September 30, 1999 and 1998. The Company's results from operations from period to period are not directly comparable because of the impact of acquisitions and disposals, including the acquisition of LIN Television by Hicks Muse, and the associated contribution of KXAS-TV to a joint venture with NBC. Unaudited Pro forma comparisons have been included where appropriate.

     The following table summarizes the impact of the pro forma adjustments related to the acquisition of LIN Television. These adjustments include additional depreciation and amortization of intangibles related to the purchase price allocations, and the contribution of KXAS-TV to a joint venture with NBC.


                                               THREEE MONTHS ENDED                     NINE MONTHS ENDED
                                               ------------------                      -----------------
                                                                                                                       Pro Forma
                                          September 30,  September 30,  September 30,  September 30,   Pro Forma     September 30,
                                              1999           1998           1999           1998       Adjustments        1998
                                           (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                          -------------  -------------  -------------  -------------  ------------   -------------
Net Revenues                                $ 52,377       $ 55,778       $153,616       $177,574       $(13,253)       $164,321

Operating costs and expenses:
  Direct operating                            14,325         16,520         40,964         48,371         (2,246)         46,125
  Selling, general and administrative         11,187         12,484         35,337         42,549         (2,750)         39,799
  Corporate                                    2,440          2,216          6,353          6,140             --           6,140
  KXTX Management Fee                             --          3,055          1,178          3,055             --           3,055
  Amortization of program rights               3,340          3,187          9,970          9,986           (345)          9,641
  Depreciation and amortization               14,752         13,750         42,754         36,436          4,542          40,978
                                            --------       --------       --------       --------       --------        --------
Total operating costs and expenses            46,044         51,212        136,556        146,537           (799)        145,738
                                            --------       --------       --------       --------       --------        --------
Operating income (loss)                     $  6,333       $  4,566       $ 17,060       $ 31,037       $(12,454)       $ 18,583
                                            ========       ========       ========       ========       ========        ========

     Net revenues consist primarily of national and local air time sales, net of sales adjustments and agency commissions, network compensation, barter revenues and revenues from the production of local commercials and sports programming. Total net revenues for the three- and nine month periods ended September 30, 1999 decreased approximately 6.0% to $52.4 million and 6.5% to $153.6 million, respectively, compared to net revenue of $55.8 million and pro forma net revenue of $164.3 million for the same periods last year. The decrease is primarily due to the overall television industry slow-down in the third quarter of 1999, driven in part by a reduction in political revenue. The nine-month period has been impacted by the reduction in political revenue and the first quarter loss of advertising revenue associated with the Winter Olympics that aired on the Company's CBS stations in 1998 and the University of Connecticut men's basketball games that aired on the Company's New Haven station in 1998.

     Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs, decreased 13.1% to $14.4 million and 11.2% to $41.0 million, respectively, for the three- and nine-month periods ending September 30, 1999. Operating expenses for the same periods last year were $16.5 million and $46.1 million on a pro forma basis, respectively. The decrease is primarily the result of the Company's consistent focus on cost control resulting in lower news costs and lower compensation costs resulting from hiring delays in certain open full-time positions, and is also impacted by the acquisition of WOOD-TV and WOTV-TV and disposal of KXTX-TV in June 1999.

     Selling, general and administrative expenses decreased approximately 10.4% to $11.2 million and 11.2% to $35.3 million, respectively, for the three- and nine-month periods ended

September 30, 1999, compared to selling, general and administrative expenses of $12.5 million and pro forma expenses of $39.8 million, respectively, for the same periods last year. The decrease primarily resulted from lower sales commission costs associated with the advertising revenue decrease, as well as selling expense savings associated with certain renegotiated contracts. In addition, the Company has incurred lower property taxes as a result of revised assessments in several states.

     Corporate expenses, representing costs associated with the centralized management of LIN Television's stations, increased 10% to $2.4 million and 3.5% to $6.4 million, respectively, for the three-and nine- month periods ended September 30, 1999. Corporate expenses for the same period last year were $2.2 million and pro-forma expenses of $6.1 million, respectively.

     Amortization of program rights, representing costs associated with the acquisition of syndicated programming, features and specials increased 4.8% to $3.3 million and 3.4% to $10.0 million, respectively, for the three- and nine-month periods ended September 30, 1999, compared to amortization of program rights of $3.2 million and pro forma amortization of $9.6 million, respectively, for the same periods last year.

     Depreciation and amortization of intangible assets increased 7.3% to $14.8 million and 4.3% to $42.8 million, respectively, for the three- and nine-month periods ended September 30, 1999. Depreciation and amortization of intangible assets totaled $13.8 million and pro forma depreciation and amortization totaled $41 million, respectively, for the same period last year. The increase is driven by increases in depreciation associated with increases in equipment associated with the upcoming transition to digital broadcasting.

     For the reasons discussed above, the Company's operating income increased $1.8 million to $6.3 million for the three- month period ended September 30, 1999 compared to the same period last year and decreased by $1.5 million to $17.1 million for the nine month period ended September 30, 1999 compared to pro forma operating income of $18.6 million for the same period last year.

     Interest expense increased $1.4 million to $17.0 million and increased $9.0 million to $49.1 million, respectively, for the three- and nine-month periods ended September 30, 1999, compared to expenses of $15.7 million and expenses of $40.1 million, respectively, for the same periods last year. The increase for the three-month period ended September 30, 1999 is the result of increased borrowings associated with the acquisition of WOOD-TV and WOTV-TV in 1999. The increase for the nine-month period ended September 30, 1999 was the also result of the new borrowings under the Senior Credit Facilities and the issuance of the Senior Subordinated Notes in connection with the Merger. During the first half of 1998, LIN Television incurred financial and legal advisory fees and regulatory filing fees in connection with the Merger. During the same period, LIN Television expensed approximately $8.6 million that is reflected on the Predecessor's Consolidated Statement of Operations as merger expense.

     The Company's benefit from income taxes increased $.7 million to $.9 million and increased $5.9 million to a benefit of $3.1 million, respectively, for the three- and nine-month periods ended September 30, 1999, compared to a benefit of $.2 million and a provision of $2.8 million, respectively, for the same periods last year. The decrease was due to an increase in the Company's net loss offset by nondeductible amortization expense.

Liquidity and Capital Resources

     Net cash provided by operating activities for the nine months ended September 30, 1999 totaled $4.7 million compared to net cash provided by operating activities of $44.2 million for the same period last year. The decrease in cash provided by operating activities was primarily due to amounts paid for interest and the contribution of KXAS-TV to a joint venture with NBC, and the transfer of KXTX to SSG Holdings. Net cash used in investing activities was $120.9 million for the nine months ended September 30, 1999, compared to $1,730.0 million for the same period last year. The decrease in cash used is primarily due to the acquisition of LIN Television in March 1998. Net cash provided by financing activities for the nine months ended September 30, 1999 was a $94.6 million compared to cash provided by financing activities of $1,732.3 million for the same period last year. The decrease is primarily due to the issuance of the Senior Subordinated Notes, the issuance of the Senior Discount Notes, the issuance of the Credit Facility, the proceeds from the GECC Note, and the equity contribution by Hicks Muse in connection with the Acquisition, partially offset by a principal payment of $260.0 million to refinance the Company's existing indebtedness.

     Capital expenditures for the nine months ended September 30, 1999 were $14.4 million compared to $7.4 million for the same period last year. Over the last three years, the Company has invested approximately $20 million to prepare its towers and transmitter buildings for the transition to digital television. The Company expects to spend approximately $23.0 million annually on capital expenditures in 1999 and in 2000.

     Based on the current level of operations and anticipated future growth (both internally generated as well as through acquisitions), the Company believes that its cash flows from operations, together with borrowings under the Senior Credit Facilities, will be sufficient to meet its anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments at least for the next year.

Year 2000 Issue

     The Company relies on various technologies throughout its business operations that could be affected by the date change in the Year 2000. The Company has substantially completed a comprehensive program intended to evaluate and address the impact of the Year 2000 issue on its operational, traffic, and financial reporting computer systems, equipment with embedded technology, and the Year 2000 risks associated with its vendors. The Company has implemented a project team utilizing both internal and external resources to complete its Year 2000 initiative, which has involved upgrading affected computer systems, software and equipment with embedded chips, and preparing contingency and disaster recovery plans. Areas of concern that have been addressed include possible service interruptions in satellite feeds providing news, weather and syndicated shows for broadcast; potential failure of equipment with embedded chips including master clocks, studio equipment, master control automation systems, transmission equipment, telephone, security and environmental control systems.

     State of Readiness. The Company believes that its internal systems including its operational, traffic, and financial computer systems and equipment with embedded chips are substantially Year 2000 compliant. The Company's Year 2000 program included the following overlapping phases: systems and equipment inventory and analysis; remediation, testing and implementation; contingency planning; and vendor assessments.

     System and Equipment Inventory and Analysis -- The system and equipment inventory and analysis phase consists of compiling a detailed inventory of all of the Company's information and non-information technology hardware, software, systems and equipment to determine which of these items are date-sensitive and require remediation to become Year 2000 compliant. This analysis involves both an internal assessment and contact with the systems and equipment manufacturers. This phase is complete.

     Remediation, Testing and Implementation -- The remediation, testing and implementation phase consists of determining and implementing a remediation method (upgrade, replace or discontinue) for date-sensitive items. The remediated item is tested and returned to normal operations when compliant. Testing for significant systems may include functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. The Company is also performing its own tests of mission critical vendor-provided systems and equipment, even if vendor certification of Year 2000 compliance has been received. The Company is working with the manufacturers of its affected systems and other outside vendors to implement required upgrades. The Company has also identified vendors from whom the Company can procure new systems and equipment to replace non-compliant systems and equipment. This phase is substantially complete.

     Contingency Planning. The Company has developed, in the ordinary course of business, a contingency plan to address system failures that are critical to conduct its business. Such plans include the increase in personnel needed to operate the systems that would ordinarily be operated by computer. The Company believes that its contingency plans would adequately address any potential Year 2000 related system failures. The Company will continue to review, test, and revise contingency plans, as more information becomes available from internal testing and external vendor assessment. The Company estimates that if current planned software upgrades with certain non-information technology are not implemented prior to January 1, 2000, the cost tot he Company would be as much as $500,000 per year.

     Vendor Assessments. The Company is in the process of completing a formal communication program with its significant vendors to determine the extent to which the Company is vulnerable to those third parties who fail to remediate their own Year 2000 non-compliance. Based on the information currently available, the Company is not aware of any likely third party Year 2000 non-compliance by its vendors that will materially affect the Company's business operations. However, the Company does not control the systems of other companies, and cannot assure that such systems will be timely converted and, if not converted, would not have an adverse effect on the Company's business operations.

     Possible Consequences of Year 2000 Problems. The Company believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant. There can be no assurance, however, that the Company's internal systems or equipment or those of third parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or third party's contingency plans will mitigate the effect of any non-compliance. The failure of the systems or equipment of the Company or third parties could have a material adverse effect on the Company's business or consolidated financial statements.

     The Company has incurred capital expenditures and internal staff costs related to this initiative. The Company estimates the total remediation costs to be approximately $3.0 million, substantially all of which has been incurred to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates principally with respect to its credit facility, which is priced based on certain interest rate alternatives. The Company's Senior Subordinated and Senior Discount Notes are fixed rate instruments. (See note 5 of the notes to the condensed consolidated financial statements.) The Company does not believe that its interest rate risks are material to its operations.

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

     In addition, LIN Television currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of LIN Television's management, none of such litigation at September 30, 1999 is likely to have a material adverse effect on LIN Television's financial condition, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS:

     27.1 Financial Data Schedule for LIN Holdings Corp. for nine months ending September 30, 1999

     27.2 Financial Data Schedule for LIN Television Corporation for nine months ending September 30, 1999

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

LIN HOLDINGS CORP.                          LIN TELEVISION CORPORATION
      (Registrant)                                         (Registrant)

DATED: NOVEMBER 15, 1999                    /s/ Peter E. Maloney
                                            ------------------------------
                                            Peter E. Maloney
                                            Vice President of Finance
                                            (Principal Financial and Accounting
                                            Officer)