Form 10-K405
period 1999-12-31
LIN HOLDINGS CORP; LIN TELEVISION CORP
filed 2000-03-30
CIK 1062707, 931058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999.
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from_______________to_______________

         Commission File Number: 333-54003-06  Commission File Number: 000-25206
         ------------------------------------  ---------------------------------

         LIN HOLDINGS CORP.                                                   LIN TELEVISION CORPORATION
         ------------------                                                   --------------------------
(Exact name of registrant as specified in its charter)         (Exact name of registrant as specified in its charter)

             DELAWARE                                                                   DELAWARE
             --------                                                                   --------
  (State or other jurisdiction of                                           (State or other jurisdiction of
  incorporation or organization)                                             incorporation or organization)

            75-2733097                                                                 13-3581627
            ----------                                                                 ----------
(I.R.S. Employer Identification No.)                                      (I.R.S. Employer Identification No.)

       FOUR RICHMOND SQUARE, SUITE 400,  PROVIDENCE, RHODE ISLAND    02906
       -------------------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)

                                 (401) 454-2880
                                 --------------
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                    8-3/8% Senior Subordinated Notes due 2008
                       10% Senior Discount Notes due 2008

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form. [X]
NOTE:
This 10-K currently presents results for two companies rather than just the parent company on a fully consolidated basis.
1,000 shares of LIN Holdings Corp.'s Common Stock, par value $.01 per share, and 1000 shares of LIN Television Corporation's Common Stock, par value $.01 per share, were outstanding as of March 30, 2000.

                                TABLE OF CONTENTS

                                                                                  PAGE NO.
                                                                                  --------
                                     PART I

Item 1.       Business..........................................................     1
Item 2.       Properties........................................................    20
Item 3.       Legal Proceedings.................................................    20
Item 4.       Submission of Matters to a Vote of Security Holders...............    20

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related
                   Stockholder Matters..........................................    20
Item 6.       Selected Financial Data...........................................    21
Item 7.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..........................    22
Item 7A.      Quantitative and Qualitative Disclosures
                   About Market Risk............................................    31
Item 8.       Financial Statements and Supplementary Data.......................    32
Item 9.       Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.........................    89

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant................    89
Item 11.      Executive Compensation............................................    92
Item 12.      Security Ownership of Certain Beneficial
                   Owners and Management........................................    95
Item 13.      Certain Relationships and Related Transactions....................    95

                                     PART IV

Item 14.      Exhibits, Financial Statement  Schedules and Reports
                   on Form 8-K..................................................    98
Schedule I.   LIN Holdings Corp. - Condensed Financial Information of
              the Registrant....................................................   F-1
Schedule II.  LIN Holdings Corp. - Valuation and Qualifying Accounts............   F-5

PART I

ITEM 1: BUSINESS

GENERAL:

     LIN Holdings Corp ("LIN Holdings") and its subsidiaries, including LIN Television Corporation ("LIN Television") (collectively, the "Company"), have been engaged in commercial television broadcasting since 1966. LIN Holdings, a Delaware corporation incorporated in July of 1997, is a holding company which conducts all of its operations through its subsidiaries. LIN Television is a Delaware corporation incorporated in June of 1990. The principal executive offices of both companies are located at Four Richmond Square, Providence, Rhode Island, 02906 and the telephone number for each is (401) 454-2880. LIN Holdings is an indirect wholly-owned subsidiary of Ranger Equity Holdings Corporation ("Ranger"), which is a holding company controlled by Hicks, Muse, Tate and Furst Incorporated ("Hicks, Muse").

     The Company is a television station group operator in the United States and Puerto Rico that owns and operates nine television stations, eight of which are network-affiliated television stations. Additionally, the Company has local marketing agreements ("LMAs"), under which it programs four other stations in the markets in which it operates. An LMA is a programming agreement between two separately owned television stations serving a common service area. Under this agreement the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee's station, subject to ultimate editorial and other controls being exercised by the second licensee, and sells advertising time during those programming segments. Eight of the Company's stations are in the top 50 of the January 1, 2000 designated market area ("DMA") rankings of the Nielsen Station Index. The Nielsen rankings rank geographically defined television markets in the United States by size according to various factors based upon actual or potential audience. The Company's presence in the top 50 DMAs includes Indianapolis, Indiana; New Haven-Hartford, Connecticut; Grand Rapids-Kalamazoo-Battle Creek, Michigan; Norfolk-Portsmouth, Virginia; and Buffalo, New York. The Company's stations have an aggregate United States household reach of approximately 4.9%.

     The Company believes that its television station portfolio (the "Stations") is well diversified in terms of network affiliations, geographic coverage, net revenues and cash flow. The Company owns and operates three CBS affiliates, three NBC affiliates, two ABC affiliates and one independent station (collectively, the "LIN Core Stations"). The Company also programs four additional network-affiliated television stations pursuant to LMAs (the "LIN LMA Stations"). Additionally, the Company holds an approximate 20% equity interest in a joint venture with NBC (the "NBC Joint Venture"). The NBC Joint Venture owns two stations: KXAS-TV, an NBC affiliate station in Dallas-Fort Worth, Texas and KNSD-TV, an NBC affiliate in San Diego, California. NBC operates the stations owned by the NBC Joint Venture pursuant to a management agreement. In addition, the Company and 21st Century Group LLC ("21st Century"), announced the formation of a television station joint venture ("Banks Broadcasting Joint Venture"). The Company and 21st Century also announced the first transaction of the Bank Broadcasting Joint Venture, the entry into a local marketing agreement to build and develop a new WB affiliate serving the Wichita, Kansas market. The Company is also the owner and operator of 28 low-power television stations ("LPTV's").

     The following table provides information regarding the stations and other programming outlets owned and or programmed by the Company including the stations owned in joint ventures, as of December 31, 1999.

------------------------------------------------------------------------------------------------------------------------------------
                                                                         FCC Licence
                                                                       Expiration Date                                    DMA
                   Market                   Status       Channel             (9)             Network Affiliation        RANK (5)
----------------------------------------   --------    -----------    ---------------  ------------------------------   --------
                                                                                                       Expiration Date
                                                                                        Network              (10)
                                                                                        -------        ---------------
 Indianapolis, IN
        WISH-TV                              O&O   (1)    8  (VHF)          8/1/05        CBS              11/15/04        26
        WIIH-LP (Satellite)                  O&O         11  (VHF)          8/1/05        CBS
        Local Weather Station                O&O             Cable                        n/a
 New Haven-Hartford, CT
        WTNH-TV                              O&O          8  (VHF)          4/1/05        ABC                9/4/05        27
        WBNE-TV                              LMA   (2)   59  (UHF)          4/1/05         WB               Note 12
 Grand Rapids-Kalamazoo-Battle Creek, MI
        WOOD-TV                              O&O                           10/1/05        NBC              12/31/10        38
        WOTV-TV                              LMA                           10/1/05        ABC                9/4/05
        Low Power Network (4)                O&O             Various                      IND
 Norfolk-Portsmouth,VA
        WAVY-TV                              O&O         10  (VHF)         10/1/04        NBC              12/31/10        42
        WVBT-TV                              LMA         43  (UHF)         10/1/04        FOX               8/31/08
        Low Power Network                    O&O             Various                      IND
 Buffalo, NY
        WIVB-TV                              O&O          4  (VHF)          6/1/05        CBS              12/31/05        44
 Austin, TX
        KXAN-TV                              O&O         36  (UHF)          8/1/06        NBC              12/31/10        61
        KXAM-TV (Satellite)                  O&O         14  (VHF)          8/1/06        NBC
        KNVA-TV                              LMA         54  (UHF)          8/1/06        WB               Note 12
        Low Power Network                    O&O             Various                      IND
        Local Weather Station                O&O             Cable                        n/a
 Decatur-Champaign, IL
        WAND-TV                              O&O         17  (UHF)         12/1/05        ABC              12/31/05        83
        Local Weather Station                O&O             Cable                        n/a
        Low Power Network                    O&O             Various                      IND
 Fort Wayne, IN
        WANE-TV                              O&O         15  (UHF)          8/1/05        CBS              12/31/05       103
        Local Weather Station                O&O             Cable                        n/a
 San Juan, Puerto Rico
        WAPA-TV                              O&O          4  (VHF)          6/1/04        IND      (3)       n/a          n/a
        WTIN-TV (Satellite)                  LMA         14  (UHF)                        IND
        WNJX-TV (Satellite)                  LMA         22  (UHF)                        IND
        Low Power Network                    O&O             Various                      IND
------------------------------------------------------------------------------------------------------------------------------------
                                                   Operated Under NBC Joint Venture
------------------------------------------------------------------------------------------------------------------------------------
 Dallas-Fort Worth, TX
        KXAS-TV                               JV          8  (VHF)                        NBC                               7
 San Diego, CA
        KNSD-TV                               JV         26  (UHF)                        NBC                              25
------------------------------------------------------------------------------------------------------------------------------------
                                      Pending Finalization of Joint Venture with 21st Century Croup, LLC.
------------------------------------------------------------------------------------------------------------------------------------
 Wichita, KS
        KWCV-TV                           JV/LMA         33(UHF)            2/1/05         WB               6/30/02        65
------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------

                                            DMA TVHH (in    % of DMA     No. of Commercial
                   Market                    000s) (6)     TVHH (11)  Stations in Market(7)
----------------------------------------   ------------    ---------  ---------------------

                                                                        VHF(14)      UHF(14)
                                                                        -------      -------
 Indianapolis, IN
        WISH-TV                                963,320        0.96%        4            7
        WIIH-LP (Satellite)
        Local Weather Station
 New Haven-Hartford, CT
        WTNH-TV                                915,940        0.91%        2            5
        WBNE-TV
 Grand Rapids-Kalamazoo-Battle Creek, MI
        WOOD-TV                                671,320        0.67%        3            5
        WOTV-TV
        Low Power Network (4)
 Norfolk-Portsmouth,VA
        WAVY-TV                                629,100        0.62%        3            4
        WVBT-TV
        Low Power Network
 Buffalo, NY
        WIVB-TV                                621,460        0.62%        3            2
 Austin, TX
        KXAN-TV                                472,780        0.47%        1            4
        KXAM-TV (Satellite)
        KNVA-TV
        Low Power Network
        Local Weather Station
 Decatur-Champaign, IL
        WAND-TV                                341,990        0.34%        1            5
        Local Weather Station
        Low Power Network
 Fort Wayne, IN
        WANE-TV                                249,350        0.25%        0            5
        Local Weather Station
 San Juan, Puerto Rico
        WAPA-TV                              1,200,307         n/a         5            2
        WTIN-TV (Satellite)
        WNJX-TV (Satellite)
        Low Power Network
--------------------------------------------------------------------------------------------------------
                                   Operated Under NBC Joint Venture
--------------------------------------------------------------------------------------------------------
 Dallas-Fort Worth, TX
        KXAS-TV                              2,018,120        2.00%        4            9
 San Diego, CA
        KNSD-TV                                980,620        0.97%        2            4
--------------------------------------------------------------------------------------------------------
                    Pending Finalization of Joint Venture with 21st Century Croup, LLC.
--------------------------------------------------------------------------------------------------------
 Wichita, KS
        KWCV-TV                                443,690        0.44%        3            2
--------------------------------------------------------------------------------------------------------

(1.)     "O&O" refers to stations owned and operated by the Company.

(2.) "LMA" refers to a station to which the Company provides services under a local market agreement.

(3.)     "IND" refers to stations without any network affiliation.

(4.) Low Power Television Stations ("LPTVs") and satellite broadcasting facilities provide simultaneous broadcasting of the network programming of the station serving the same market, unless a different network affiliation for the LPTV is indicated.

(5.) Rankings are based on the relative size of a station's market among the 210 generally recognized television markets in the United States.
         Source: Nielsen Station Index DMA Market Rankings, January 2000, A.C. Nielsen Company.

(6.)     Estimated Television Households ("TVHH") in each market. Source:
         Nielsen Station Index Market Rankings, January 2000.

(7.) The number of stations in a market excludes LPTVs and satellite broadcasting facilities.

(8.) Station KXAM-TV, Channel 14 in Llano, Texas, is operated as a satellite station of KXAN-TV to extend that stations service area.

(9.) Applications for renewal of FCC licenses must be filed with the FCC four months before the expiration date of the license. FCC regulations permit successive renewals of FCC licenses.

(10.) Network affiliation contracts are generally renewable by their terms for successive periods (unless notice of termination is provided in advance of its expiration date).

(11.) There are 100,801,720 television households in the top 210 DMA defined television markets. Source: Nielsen Station Index Market Rankings, January 2000 A.C. Nielsen Company.

(12.) The term of the WB Television Network affiliation agreement with WBNE and KNVA is open-ended with a 60-day notice of termination clause to either party. The WBNE WB affiliation is expected to expire in the current year, at which time the station is expected to change its affiliation to the UPN network.

(13.) WAPA-TV LMA's are currently programmed as satellite stations of WAPA-TV unlike the Companies other LMA's. Puerto Rico TVHH estimates from Mediafax, Inc. Television Audience Measure for the Puerto Rico Television Market, October 1999.

(14.) "VHF" refers to a station with Very High Frequency; "UHF" refers to a station with Ultra High Frequency.

BUSINESS OF THE COMPANY:

COMPANY STRATEGY

         The Company's business strategy is to maximize its broadcast cash flow through both revenue growth and the implementation of effective cost controls. Broadcast Cash Flow ("BCF") is defined as operating income plus corporate expenses, depreciation and amortization, including both tangible and intangible assets and program rights and other non-cash items, less payments for program rights. To achieve this goal, the Company seeks, among other things, to:

         Maximize Revenue Shares. From 1995 to 1999, the Company increased its broadcast television advertising revenue market share from 24.9% to 27.2%, by targeting audiences with favorable demographic profiles, creating auxiliary revenue streams and cultivating strong network affiliations.

         The Company attempts to maximize each station's revenue share through a quarterly "entitlement review process." This process involves the benchmarking of each station's advertising revenues against an index that weighs various demographic attributes according to their relative advertising revenue value.

         The Company's revenue shares also benefit from long-term affiliations with its three core networks -- CBS, NBC and ABC --which provide the Company's television stations affiliated with these networks with competitive programming, including coverage of political events and high profile sporting events such as the Olympic Games, Super Bowl and NCAA Men's Basketball Tournament. The Company also has stations affiliated with Fox and Warner Brothers ("WB"), which further enhances its ability to grow its revenue shares through access to their competitive programming.

         Emphasize Leading Local News. The LIN Core Stations are ranked number one or two in late news in all but Puerto Rico and the Company's smallest market. Management believes that a successful news operation is critical to the success of a television station because news audiences generally have the best demographic profiles from an advertising sales perspective. In addition, news programming:

- enables the Company to purchase less syndicated programming and thereby maintain tight control over programming costs;

- serves as a strong lead-in to other programming; and

- fosters a high profile in the local community, which is critical to maximizing local advertising sales.

The Company has increased the hours of news programming produced per week from 81 hours in 1989 to 239 in 1999 on a pro forma basis.

         Execute a Multi-Channel Strategy. The Company's management was one of the pioneers of the "multi-channel strategy," which involves the combination of an owned and operated television station with an LMA station and/or a Local Weather Station in the same market. Management has pursued this strategy in all but two of the Company's markets. Execution of the multi-channel strategy has been a factor in the Company's ability to generate incremental cash flow. The advantages of the multi-channel strategy are:

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

- the opportunity to affiliate with the emerging networks; and

- enhanced opportunities for cross-promotion.

         Control Costs. In addition to concentrating on maximizing advertising revenues in its local markets, management focuses on controlling costs to maximize BCF. In many markets, the Company believes that it operates with fewer personnel than its competitors. In addition, management typically buys syndicated programming on a company-wide basis and performs detailed profitability analyses for all programming purchases. As a result, management believes that the Company's margins are among the highest in the industry for stations in markets of comparable size.

         Pursue Selective Acquisitions. The Company intends to pursue selective acquisitions of television stations with the goal of improving their operating performance by applying management's business strategy. Targeted stations generally will share many of the following characteristics:

- attractive acquisition terms;

- opportunities to implement effective cost controls;

- opportunities for increased audience share through improved newscasts and programming; and

- market locations that are projected to have attractive growth in advertising revenues.

         The Company intends to primarily target network-affiliated stations located in the 50 largest DMAs, which stations typically have established audiences for their news, sports and entertainment programming.

         Invest in Digital Technology. Management believes that the Company, having recently initiated digital operations in Indianapolis, New Haven and Grand Rapids, is well positioned for the transition to digital broadcasting. The Company is among the first television broadcasters in the United States to transmit digital signals. The Company has already invested approximately $21.0 million to fully prepare its towers and transmitter buildings for the transition. The Company estimates that an additional $35.0 million will be required over the next three years for other necessary capital expenditures such as the purchase of antennae, transmitters, studio equipment and news gathering equipment. In accordance with FCC regulations, all commercial broadcasters will be required to transmit a digital signal by May 1, 2002.

INDUSTRY OVERVIEW:

         Broadcasting Revenues. Local television stations derive revenues from the sale of advertising time for spot advertisements, which usually vary from 10 seconds to 60 seconds in length, and from the sale of program sponsorships to national and local advertisers. Advertising contracts are generally short in duration and may usually be canceled upon two weeks notice. Each of the Company's television stations is represented by a national firm for the sale of spot advertising to national customers, but each station has local sales personnel covering the service area in which it is located. National representatives are compensated by a commission based on net advertising revenues from national customers.

         The following table shows the approximate percentage of the Company's net television broadcasting revenues by source for each of the past three years:

                                                1999          1998          1997
                                                ----          ----          ----
Local Times Sales ....................           49%           46%           47%
National Times Sales .................           40%           39%           41%
Network Compensation .................            5%            5%            6%
Other ................................            6%           10%            6%

         Networks. The majority of commercial television stations in the United States are affiliated with one of the major national networks: ABC, NBC, CBS, and Fox. Stations that operate without network affiliations are commonly referred to as "independent" stations. The amount of programming each network offers varies. ABC, NBC and CBS offer approximately 12 hours of programming per day. Fox presently provides its affiliates with approximately 47 hours of programming per week. WB and United-Paramount Network ("UPN") have each launched a new television network, currently offering programming on a limited basis. The Company is unable to predict the effect, if any, that these or any other new networks, or the expansion of programming provided by Fox, UPN, or WB networks, will have on the future results of the Company's operations.

         Network-affiliated television broadcast stations generally operate under affiliation agreements that provide the affiliated station with the right to broadcast all programs transmitted by the network with which the station is affiliated. The major networks typically negotiate the right to sell a majority of the advertising time during network broadcasts. The network then pays the affiliated station a network compensation fee for every hour of network programming that the station broadcasts. Generally, the fees paid by the networks vary according to type of programming and the time of day the programming is broadcast.

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

         The Company believes that its network affiliations provide the Stations with competitive programming at a lower cost than is otherwise available. Under the network affiliation agreements, certain advertising time during network programs is available to the Stations for sale to national and local advertisers. The programming strength of its network may affect a network-affiliated Station's competitive position. Nonetheless, the Company believes that local programming, particularly local news coverage, and community involvement and promotion can augment network programming to improve a Station's audience share and financial performance. A network's termination of, or refusal to renew, one or more of the affiliation agreements could have a material adverse effect on the Company depending on which Stations were affected and whether and upon what terms other network affiliations may be available in the Station's market.

         Local Marketing Agreements. In four of its markets, the Company has entered into LMAs with the owners of stand-alone UHF stations, each of which is for a 10-year period. Stand-alone independent UHF stations often do not have the management expertise or operating efficiencies available to multiple-station group broadcasters such as the Company. Accordingly, these stand-alone UHF stations often operate at minimal profit or at a loss. In addition to providing the Company with an additional revenue stream, the Company's LMA strategy is intended to permit stations that otherwise might "go dark" or operate marginally to add local news and public affairs and contribute to diversity in their respective markets.

         Under its LMAs the Company provides marketing services and programming to stations KNVA-TV, Austin, Texas; WBNE-TV, New Haven-Hartford, Connecticut:
WVBT-TV, Norfolk-Portsmouth, Virginia: and WOTV-TV, Battle Creek, Michigan. The Company has also entered into option and put agreements that enable or require the Company to purchase such stations under certain conditions. The Company intends to seek additional LMA opportunities in the future.

         Under its LMAs, the Company is required to pay fixed periodic fees and incur programming and operating costs relating to its LMA stations, but retains all advertising revenues. The Company believes that it can increase the likelihood of financial viability of the stations served pursuant to an LMA by using the Company's negotiating expertise, operating efficiencies, and an experienced and skilled management team, which provides programming and marketing support to the LMA stations

         In accordance with Federal Communications Commission ("FCC") rules, regulations and policies, all of the Company's LMAs allow preemptions of the Company's programming by the owner-operator and FCC licensee of each station with which the Company has an LMA. Accordingly, the Company cannot be assured that it will be able to air all of the programming expected to be aired on those stations with which it has an LMA or that the Company will receive the anticipated advertising revenue from the sale of advertising spots in such programming. Although the Company believes that the terms and conditions of each of its LMAs will enable the Company to air its programming and utilize the programming and other non-broadcast license assets acquired for use on the LMA stations, there can be no assurance that early terminations of the LMAs or unanticipated terminations of all or a significant portion of the programming by the owner-operator and FCC licensee will not occur. An early termination of one of the Company's LMAs, or repeated and material preemption of programming thereunder, could have an adverse affect on the Company's operations.

         Low-Power Television Stations. The Company owns and operates, and is currently constructing, LPTVs in several of its markets. LPTVs broadcast at lower transmitting power than other stations and, accordingly, their over-the-air signals cover a much smaller geographic area than the signals of other stations. LPTVs are secondary services which, under FCC rules, must protect full power television stations in their markets from interference and which may not receive rights to convert to digital broadcast in the future. By operating a network of multiple LPTVs in one market, the Company may also be able to achieve over-the-air signal coverage of all, or nearly all, of certain of the television markets served by the Stations. The Company owns and operates an LPTV network in its Austin, Texas, Norfolk-Portsmouth, Virginia, Grand Rapids, Michigan, and Indianapolis, Indiana markets. The advent of digital television has resulted in the "displacement" and possible loss or reduction in service area of some of the Company's LPTV's. Recent legislation may have also granted additional service area protection to most of the Company's LPTV's. See "Licensing and Regulation - Advanced Television Technology."

         Local Weather Station. In 1994, the Company launched the Local Weather Station ("LWS"), a programming service, which provides Doppler radar or local travel and aviation forecasts, weather trends and features. LWS is offered in all of the Company's television markets, except New Haven-Hartford, Connecticut and Buffalo, New York, over local cable systems. The Company receives monthly payments from certain contracting cable systems based on the number of subscribers to such cable systems, as well as a share of each cable system's advertising revenues, if any, generated by LWS.

COMPETITION

         Competition in the television industry is intense and takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Factors that are material to a television station's competitive position include network affiliation, quality of programming, signal coverage and assigned frequency. The broadcasting industry is faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission ("FTC"), any of which could have a material adverse effect on the Company's business and operations.

         Audience. Stations compete for audience on the basis of program popularity, which directly affects advertising rates. The development of methods of television transmission other than over-the-air broadcasting and, in particular, the growth of cable television and Direct Broadcast Satellite ("DBS") companies has significantly altered competition for audience in the television broadcasting industry. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators and DBS companies have not sought to compete with broadcasting stations for a share of the local news audience. Recently, however, certain cable operators have elected to compete for such audiences and new technology could give DBS companies the ability to do so.

         Other sources of audience competition include home entertainment systems (including DVD's, videocassette recorder and playback systems, and television game devices), wireless cable, satellite master antenna television systems, computer on-line services, the internet, telephone company video systems, LPTVs, low-power satellite-to-home video distribution services, and other entertainment and advertising media. The Stations also face competition from high-powered direct broadcast satellite services that can transmit programming directly to homes equipped with special receiving devices. Several DBS companies provide nationwide service.

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

         Advertising. Television broadcasting stations compete for advertising revenues with other stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, internet, direct mail and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily in individual markets. Generally, a television broadcasting station in one market does not compete with stations in other markets.

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

LICENSING AND REGULATION:

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

         FCC Regulation. The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC by authority granted it under the Communications Act. Matters subject to FCC oversight include, but are not limited to:

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

         License Renewal, Assignments and Transfers. Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC prohibits the assignment of a license or the transfer of control of a broadcasting licensee without prior FCC approval. In determining whether to grant or renew a broadcasting license, the FCC considers a number of factors pertaining to the applicant, including compliance with a variety of ownership limitations and compliance with character and technical standards. During certain limited periods when a renewal application is pending, petitions to deny a license renewal may be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold evidentiary, trial-type hearings on renewal applications if a petition to deny renewal of such license raises a "substantial and material question of fact" as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. The FCC must grant the renewal application if, after notice and opportunity for a hearing, it finds that the incumbent has served the public interest and has not committed any serious violation of FCC requirements. If the incumbent fails to meet that standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC has authority to deny the renewal application and consider a competing application.

         Multiple-and Cross-Ownership Rules. On a national level, the FCC rules generally prevent an entity or individual from having an "attributable" interest in television stations with an aggregate audience reach in excess of 35% of all U.S. households. For this purpose only 50% of the television households in a market are counted towards the 35% national restriction if the station is a UHF station. An FCC rulemaking is under way to address how to measure audience reach, including the "UHF discount," as part of the FCC's biennial review of the broadcast rules mandated by the Telecom Act. The television homes that the Company's stations reach is well below the 35% national limit.

         On the local level, the FCC's "duopoly" rule prohibits or restricts attributable interests in two or more television stations with overlapping service areas. In November 1999, the FCC significantly relaxed the "duopoly" rule to permit ownership of two television stations in a local market under certain circumstances, primarily where a party is seeking to combine two stations where at least one of the stations is not among the top four in audience and there are a sufficient number of post-merger independently owned television operations. Waivers of the rule are also available where one of the stations is either "failing" or "unbuilt" and in as yet unspecified circumstances where there are extraordinary public interest benefits from the combination. The FCC also determined that television local marketing agreements
(LMAs) were equivalent to ownership for purposes of the local ownership rules and thus permissible only where ownership was permissible. The FCC grandfathered television LMAs entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking to be initiated no sooner than 2004, examining whether it would be in the public interest to permit such combinations to continue. The FCC permitted the free transferability of grandfathered LMAs during the grandfather period but held that dual licenses may be transferred only where the two-station combination continues to qualify under the revised duopoly rule.

         The new rules are still subject to potentially significant amendments in response to numerous petitions for reconsideration from parties seeking on the one hand to make them more restrictive and on the other to relax them further, and are expected to be the subject of a variety of judicial challenges. The Company sought reconsideration of the limitation on the transferability of dual-license facilities. As the rules are currently formulated, the Company believes that the four LMAs the Company has entered into in the Grand Rapids, New Haven, Austin and Norfolk markets are grandfathered and that these four combinations are likely eligible for waivers of the duopoly rule. Thus the Company believes that it will likely be able to convert those LMAs to ownership interests through the exercise of option rights prior to the expiration of the grandfather period. There can be no assurances, however, that the rules will be implemented or interpreted in such a manner. The Company is still evaluating whether and when to exercise its options to purchase each of the LMA stations.

         In November 1999, the FCC also modified its radio-television cross-ownership rules to permit the possession of "attributable" ownership interests in a maximum of two television stations and six radio stations in larger markets and two television and four radio stations in smaller markets. The FCC did not change additional cross-ownership restrictions generally prohibiting new broadcast/daily newspaper or television/cable combinations in the same market.

         The FCC generally applies its ownership limits only to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interest of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock (or 20% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only) are generally deemed to be attributable, as are positions as an officer or director of a corporate parent of a broadcast licensee. Debt and nonvoting stock are generally nonattributable interests. Moreover, where there is a single majority shareholder with more than 50% of a corporation's voting stock, all other ownership interests are generally nonattributable. However, under the recently adopted "equity/debt plus" rule, the holder of an otherwise nonattributable stock or debt interest in a licensee which is in excess of 33% of the total assets of the licensee will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market.

         Because of these multiple and cross-ownership rules, a purchaser of the Company's common stock which acquires an attributable interest in the Company may violate the FCC's rules if that purchaser also has an attributable interest in other television or radio stations, or in daily newspapers or cable systems, depending on the number and location of those radio or television stations or daily newspapers or cable systems. Such a purchaser also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If an attributable stockholder of the Company violates any of these ownership rules or if a proposed acquisition by the Company would cause such a violation, the Company may be unable to obtain from the FCC one or more authorizations needed to conduct its television station business and may be unable to obtain FCC consents for certain future acquisitions.

         In addition to having an attributable interest in the Company, Hicks Muse and certain Hicks, Muse principals, including Thomas O. Hicks, have attributable interests in Sunrise Television Corp. and the Banks Broadcasting Joint Venture, each of which owns or proposes to acquire attributable interests in a number of television stations in several markets. Hicks, Muse and certain of its principals, including Thomas O. Hicks, also have attributable ownership interests in AMFM, Inc., which owns more than 400 radio stations. In September 1999, AMFM announced its intention to merge with Clear Channel Communications, Inc., a company that owns more than 500 radio stations and 19 television stations. The television and radio interests owned by the proposed combined entity would also be attributable to the Hicks, Muse for purposes of the radio-television cross-ownership rule and the television duopoly rule.

         The rules permit the continued cross-ownership by the Company and AMFM Inc., respectively, of the television and radio stations currently owned by those companies in the Grand Rapids, Hartford-New Haven, Austin, and Indianapolis markets. The merger of Clear Channel and AMFM, however, would result in television/radio and television/television combinations in other markets that may not be permissible under the revised ownership rules. Clear Channel has announced its intention to make whatever divestitures are necessary to bring it into compliance with the FCC's ownership rules prior to the merger.

         The ownership interests of Hicks, Muse and/or Thomas O. Hicks and other principals in Clear Channel Communications, Inc, Sunrise Television Corp. and the Banks Broadcasting Inc, could in the future limit the ability of the Company to acquire more television stations. On January 21, 2000, Thomas O. Hicks and Hicks, Muse filed an application at the FCC proposing to restructure the ownership of the Company in a manner which the Company and the applicants believe would render the ownership interests of Hicks, Muse, Thomas O. Hicks and other Hicks, Muse principals nonattributable for purposes of the FCC rules (See Hicks Muse Restructuring). The Company is unable to predict when this application will be acted upon by the FCC.

         Alien Ownership. Under the Communications Act, broadcast licenses may not be granted to or held by any corporation having more than one-fifth of its capital stock owned of record or voted by non-U.S. citizens (including a non-U.S. corporation), foreign governments or their representatives (collectively, "Aliens") or having an Alien as an officer or director. The Communications Act also prohibits a corporation, without an FCC public interest finding, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation, any officer of which is an Alien, or more than one-fourth of the directors of which are Aliens, or more than one-fourth of the capital stock of which is owned of record or voted by Aliens, unless the FCC finds that such ownership would be in the public interest. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including general and limited partnerships. As a result of these provisions, the Company, which serves as a holding company for its various television station licensee subsidiaries, cannot have more than 25% of its capital stock owned of record or voted by Aliens, cannot have an officer who is an Alien and cannot have more than one-fourth of the Company Board consisting of Aliens. The Certificate of Incorporation and By-Laws provide for certain stock transfer legends and procedures designed to prevent a violation of these requirements.

         Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. Broadcast station licensees continue, however, to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming may be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed, and generally may be considered by the FCC, at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, children's television programming, political advertising, sponsorship identifications, contest and lottery advertising, obscene and indecent broadcasts, programming rating guidelines and technical operations. The FCC's rules implementing the Children's Television Act of 1990 require television stations to present programming specifically directed to the "educational and informational" needs of children. The FCC has also adopted standards for the exposure of the public and workers to potentially harmful radio frequency radiation emitted by broadcast station transmitting facilities.

         Restrictions on Broadcast Advertising. The advertising of cigarettes on broadcast stations has been banned for many years. The broadcast advertising of smokeless tobacco products has more recently been banned by Congress. Certain Congressional committees have examined legislative proposals to eliminate or severely restrict the advertising of beer and wine. The Company cannot predict whether any or all of the present proposals will be enacted into law and, if so, what the final form of such law might be. The elimination of all beer and wine advertising could have an adverse effect on the Stations' revenues and operating profits as well as the revenues and operating profits of other stations that carry beer and wine advertising. In 1996, some television stations began airing hard liquor advertising. In the past, this group of advertisers had a self-imposed ban on TV advertising. None of the Company's Stations have aired this type of advertising. The Company cannot predict the effect the airing of these advertisements on competing stations will have on the Company's operating results.

         Cable "Must-Carry" or "Retransmission Consent" Rights. The 1992 Cable Act requires television broadcasters to make an election to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable television systems in the station's local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable systems within its DMA. Must-carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on, and the location and size of, the cable system, and the amount of duplicative programming on a broadcast station. Under certain circumstances, a cable system may decline to carry a given station. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement. The Stations have negotiated retransmission consent agreements with cable television systems in their markets, with terms generally ranging from three to 10 years, which in most instances provide for carriage of the Station's signal and the Local Weather Station. The licensees of the LMAs generally have opted for must-carry status. From time to time, various of the Stations and/or LMAs have been unable to reach agreement with cable operators and have been carried pursuant to short-term agreements and in a few instances have not been carried on those cable systems for periods ranging from a few days to two years.

         Network Affiliate Issues. Several FCC rules impose restrictions on network affiliation agreements. Among other things, those rules prohibit a television station from entering into any affiliation agreement that:

- Requires the station to clear time for network programming that the station had previously scheduled for other use; or

- Precludes the preemption of any network programs that the station believes are unsuitable for its audience and the substitution of network programming a program that it believes is of greater local or national importance (the "right to reject rule").

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

- The Company is unable to predict when and how the Commission will resolve these proceedings.

         Advanced Television Technology. At present, U.S. television stations broadcast signals using the "NTSC" system, an analog transmission system named for the National Television Systems Committee, an industry group established in 1940 to develop the first U.S. television technical broadcast standards. The FCC in late 1996 approved a new digital television ("DTV") technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This digital television standard will allow the simultaneous transmission of multiple streams of video programming and data on the bandwidth presently used by a single analog channel. On the multiple channels allowed by DTV, it will be possible to broadcast one "high definition" channel ("HDTV") with visual and sound quality superior to present-day television or several "standard definition" channels ("SDTV") with digital sound and pictures of a quality slightly better than present television; or to provide interactive data services, including visual or audio transmission; or to provide some combination of these possibilities.

         The FCC has already allocated to every existing television broadcaster one additional channel to be used for DTV during the transition between present-day analog television and DTV and has established a timetable by which every current station must initiate DTV operations. See "Risk Factors - Potential Effects on Licenses and Ownership of Regulation of the Radio and Television Broadcasting Industry." Broadcasters will not be required to pay for this new DTV channel, but will be required to relinquish one of their two channels when the transition to DTV is complete, unless it is using the channel for data services.

         The FCC presently plans for the DTV transition period to end by 2006. At that time, broadcasters will be required to discontinue analog operations and to return the channel to the FCC. Moreover, under current law the FCC is required to auction the returned channels by 2002, four years before they must be relinquished. The FCC has already undertaken to relocate all broadcast stations from Channels 60-69 and is to auction off that spectrum to non-broadcast users later this year. The FCC has also proposed to "clear" and auction Channels 52-59.

         The FCC has already begun issuing construction permits to build DTV stations. The Company has built three such stations in Indianapolis, New Haven and Grand Rapids. The FCC has issued regulations with respect to DTV allocations and interference criteria which are not yet final, and other important aspects of the DTV regulatory framework have not yet been established. The FCC recently rejected a petition supported by a number of other broadcast companies which requested that the FCC adopt a different DTV transmission standard which some companies believe would provide better coverage. However, the FCC agreed to review and continue to analyze the adequacy of the current standard. The Company is unable to predict the timing or outcome of this analysis.

         The FCC recently initiated a rulemaking to determine what, if any, additional public interest obligations, including programming, should be imposed on DTV broadcasters. Pursuant to the Telecom Act, the FCC has already imposed certain fees upon broadcasters if they choose to use the DTV channel to provide paid subscription services to the public. The FCC has also initiated a rulemaking proceeding to determine whether and to what extent cable systems will be required to carry broadcast DTV signals. The Company is unable to predict the timing or outcome of these proceedings.

         In some cases, conversion to DTV operations may reduce a station's geographical coverage area. Moreover, some of the Company's stations have channels that are in the spectrum to be "cleared" for resale by the Commission and there is no guarantee that the replacement channels will fully replicate existing service. In other instances, the digital service may exceed current service. In addition, the FCC's current implementation plan would maintain the secondary status of low-power stations with respect to DTV operations and many low-power stations, particularly in major markets, will be displaced. The Company has already filed displacement applications seeking new channel allotments for thirteen of its low-power stations, which will be at least partially displaced by DTV channels. Some of these applications face mutually exclusive applications from other applicants, and there is no assurance that any of these applications will be granted by the FCC.

         Congress also recently enacted legislation granting additional interference and displacement protection to certain LPTV's that produce local programming. A significant number of the Company's LPTV's may qualify for this status. While the Commission has proposed that these new protections remain subordinate to DTV operations, it is unclear whether these operations will in fact further impede DTV implementation.

         In addition, it is not yet clear:

                  - When and to what extent DTV or other digital technology will become available through the various media;

                  - Whether and how television broadcast stations will be able to avail themselves of or profit by the transition to DTV;

                  - The extent of any potential interference to and from other digital and analog channels;

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

                  - Whether a satisfactory copy protection technology will be developed for broadcasting and whether that technology will be compatible with copy protection systems developed for cable and other media;

                  - Whether cable systems will be required to carry DTV signals or, in the absence of such mandate, broadcasters will succeed in negotiating voluntary cable carriage arrangements;

                  - Whether significant additional expensive equipment will be required for television stations to provide digital service, including HDTV and supplemental or ancillary data transmission services; or

                  - What additional public interest obligations digital
                    broadcasters will be required to fulfill.

         Pursuant to the Telecom Act, the FCC must conduct a ten-year evaluation regarding the public interest in advanced television, alternative uses for the spectrum and reduction of the amount of spectrum each licensee utilizes. Many segments of the industry are also intensely studying these advanced technologies. There can be no assurances as to the answers to these questions or the nature of future FCC regulation.

         Direct Broadcast Satellite Systems. There are currently in operation two DBS systems that serve the United States (DirecTV and Echostar), and it is anticipated that additional systems may become operational over the next several years. DBS systems provide programming on a subscription basis to those who have purchased and installed a satellite signal receiving dish and associated decoder equipment. DBS systems claim to provide visual picture quality comparable to that found in movie theaters and aural quality comparable to digital audio compact discs. Until recently, DBS systems did not have sufficient channel capacity to carry local television stations and carried only a few network affiliates which were distributed to dishes in every market and thus were potential competitors of the local affiliates.

         In 1988, Congress passed the Satellite Home Viewer Act ("SHVA"), which granted DBS a limited "compulsory copyright license" with respect to broadcast signals. Under this license, in exchange for a relatively modest license fee set by the Copyright Office, satellite operators have the right to provide non-local network television signals but only to "unserved households". To be an unserved household with respect to a particular network, the household must not be able to receive, using a conventional rooftop antenna, the television signal of the network's local affiliate at a specified intensity. Several broadcast companies and organizations have sued satellite carriers in various federal courts charging that the carriers have routinely and flagrantly violated the unserved household restriction. Two courts have agreed, making findings which could have significantly reduced the number of DBS households receiving distant network stations.

         Congress also recently amended the SHVA in a number of important respects. DBS operators now have the channel capacity to carry local signals in the largest television markets and in the next few years will be able to utilize additional satellite capacity and new "spot beam" technologies to extend the transmission of local signals to most of the households in the country. To facilitate this development, Congress extended the compulsory copyright license to cover "local into local" transmissions, i.e., satellite transmission of local stations to households in, and only in, the local markets of those stations. Broadcasters were given the right to negotiate retransmission consent for these "local" transmissions, provided that such negotiations are in "good faith" (with the FCC to determine the precise scope of this restriction by rulemaking). Moreover, starting in 2002, in any market where one station is carried, all have the right to be carried. The amended law also grandfathered many of the households currently receiving distant signals until they are able to receive local-into-local service. The law modified the signal intensity standard to be considered in qualifying unserved households and instructed the FCC within the next year to reexamine and advise Congress as to what the standard should be going forward.

         DBS companies have initiated carriage of local signals in the largest markets in the country but have not yet initiated carriage of any of the Company's stations. The Company is unable to predict when such carriage will begin or under what terms retransmission consent will be negotiated or, more generally, what the results of the judicial, regulatory, and legislative acts will be, or what effect they will have on the Company's television broadcasting business.

         Recent Development, Proposed Legislation and Regulation. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the changes and proposed changes noted above, these matters include, for example, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products like hard liquor, beer and wine, and revised rules and policies governing equal employment opportunity. Other matters that could affect the stations include technological innovations and development generally affecting competition in the mass communications industry.

         The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, the Telecom Act, or of the regulations and policies of the FCC under either act. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. The Company is unable at this time to predict the outcome of any of the pending FCC rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on the Company's stations.

EMPLOYEES:

         As of December 31, 1999, the Company employed 1,369 full-time and 85 part-time employees. Of these employees, unions represented 318. The Company believes that its employee relations are generally good.

RISKS ASSOCIATED WITH BUSINESS ACTIVITIES:

         Potential Negative Consequences of Substantial Indebtedness. As of December 31, 1999, LIN Holdings had approximately $858 million of consolidated indebtedness and approximately $500 million of consolidated common stockholders' equity, and LIN Television had approximately $619 million of consolidated indebtedness and approximately $714 million of consolidated common stockholder's equity. Both LIN Holdings and LIN Television are substantially leveraged under the following arrangements:

- On March 3, 1998, the Company entered into a credit agreement (the "Senior Credit Facilities") with the Chase Manhattan Bank, as administrative agent (the "Agent"), and the lenders named therein. Under the Credit Agreement, the Company established a $295 million term loan facility, a $50 million revolving facility, and a $225 million incremental term loan (collectively, the "Senior Credit Facilities").

- On March 3, 1998, the Company issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") for net proceeds of $290.3 million. The net proceeds were used to finance a portion of the Acquisition.

- On March 3, 1998, LIN Holdings issued $325 million aggregate principal amount of 10% Senior Discount Notes due 2008 (the "Senior Discount Notes") for net proceeds of $192.6 million. The net proceeds were used to finance a portion of the Acquisition.

- On March 3, 1998, General Electric Capital Corporation ("GECC") provided debt financing for the NBC Joint Venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (the "GECC Note"). LIN Television expects that the interest payments on the GECC Note will be serviced solely by the cash flow of the NBC Joint Venture.

         The level of indebtedness of LIN Holdings and LIN Television could have several negative consequences to holders of the Senior Subordinated Notes and the Senior Discount Notes (collectively the "Notes"), including, but not limited to, the following:

- a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal, premium (if any) and interest on their respective indebtedness, thereby reducing the funds available for operations, distributions to LIN Holdings for payments with respect to the Senior Discount Notes, future business opportunities and other purposes and increasing the vulnerability of LIN Holdings and LIN Television to adverse general economic and industry conditions;

- the ability of the Company to obtain additional financing in the future may be limited;

- certain of the Company's borrowings (including, without limitation, amounts borrowed under the Senior Credit Facilities) will be at variable rates of interest, which will expose the Company to increases in interest rates;

- all of the indebtedness incurred in connection with the Senior Credit Facilities will be secured and is scheduled to become due prior to the time the principal payments on the Notes are scheduled to become due; and

- the mandatory principal redemption amount (expected to be $125 million as defined in the indenture governing the Senior Discount Notes) of the Senior Discount Notes will become due and payable in a lump sum on March 1, 2003.

         LIN Holdings' and LIN Television's respective abilities to make scheduled payments of the principal of, or to pay interest on, or to refinance their respective indebtedness will depend on the future performance of the Company and its subsidiaries, which to a certain extent will be subject to economic, financial, regulatory, competitive and other factors beyond the Company's control. Based upon the Company's current operations and anticipated growth, management believes that future cash flow from operations, together with the Company's available borrowings under the Senior Credit Facilities, will be adequate to meet LIN Holdings' and LIN Television's respective anticipated requirements for capital expenditures, interest payments and scheduled principal payments. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." There can be no assurance that the Company's business will continue to generate sufficient cash flow from operations in the future to service the Company's respective indebtedness and make necessary capital expenditures. If unable to do so, the Company may be required to refinance all or a portion of its respective indebtedness, including the Notes, or sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be possible, that any assets could be sold (or, if sold, of the timing of such sales and the amount of proceeds realized therefrom) or that additional financing could be obtained.

         Restrictions Imposed on the Company by Terms of Indebtedness. The credit agreement governing the Senior Credit Facilities and the indentures governing the Notes contain covenants that restrict LIN Holdings' and LIN Television's respective abilities to:

- incur indebtedness;

- pay dividends;

- create liens;

- sell assets;

- engage in certain mergers and acquisitions; and

- refinance indebtedness.

         The credit agreement governing the Senior Credit Facilities requires LIN Television to maintain certain financial ratios. If LIN Holdings or LIN Television fails to comply with the various covenants contained in the credit agreement governing the Senior Credit Facilities or the indentures governing the Notes, as applicable, it would be in default. In any such case, the maturity of substantially all of its long-term indebtedness could be accelerated. A default under either of the indentures would also constitute an event of default under the Senior Credit Facilities. If LIN Television were unable to repay amounts outstanding under the credit agreement, the lenders thereunder could proceed against the collateral granted to them to secure the indebtedness. If the amounts outstanding under the credit agreement were accelerated, there can be no assurance that the assets of LIN Television and its subsidiaries would be sufficient to repay the amount in full.

         Structural Subordination of LIN Holdings. LIN Holdings is a holding company, which conducts all of its operations through its subsidiaries and whose only material asset is the capital stock of LIN Television. Consequently, LIN Holdings depends on distributions from LIN Television to meet its debt service obligations. Because of the substantial leverage of LIN Television, and the dependence of LIN Holdings upon the operating performance of LIN Television to generate distributions to LIN Holdings, there can be no assurance that LIN Holdings will have adequate funds to fulfill its obligations in respect of the Senior Discount Notes when due. In addition, the credit agreement governing the Senior Credit Facilities, the indenture governing the Senior Subordinated Notes and applicable federal and state law impose restrictions on the payment of dividends and the making of loans by LIN Television to LIN Holdings. As a result of the foregoing restrictions, LIN Holdings may be unable to gain access to the cash flow or assets of LIN Television in amounts sufficient to pay the mandatory principal redemption amount when due on March 1, 2003, and cash interest on the Senior Discount Notes on and after March 1, 2003, the date on which cash interest thereon first becomes payable, and principal of the Senior Discount Notes when due. In such event, LIN Holdings may be required to:

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

         If an event of default occurs under the GECC Note, and GECC is unable to collect all obligations owed to it after exhausting all commercially reasonable remedies against the NBC Joint Venture (including during the pendency of any bankruptcy involving the NBC Joint Venture), GECC may proceed against Ranger Equity Holdings B Corp., one of LIN Holdings' two corporate parents and the guarantor of the GECC Note ("Ranger B"), to collect any deficiency. If Ranger B does not otherwise satisfy its obligations under the guaranty, GECC could attempt to claim all or a portion of the common stock of LIN Holdings owned by Ranger B (approximately 63% of the outstanding common stock of LIN Holdings) through an insolvency proceeding or otherwise. If such an event were to occur, GECC could obtain control of LIN Holdings and, as a result, LIN Television.

         Potential Conflicts of Interest as a Result of Cross-Ownership. Each of Thomas O Hicks, John R. Muse, and Eric C. Neuman, all members of the Board of Directors of LIN Holdings and LIN Television, is a shareholder, director, principal, managing director or executive officer of some or all of the Hicks Muse Companies. Each of these companies is in the business of making significant investments in the broadcasting business and may compete with the Company for advertising revenues and broadcast related businesses that would be complementary to the business of the Company. As a result of this cross-ownership of various broadcasting businesses and future ownership of television and radio broadcast stations by affiliates of Hicks Muse, regulatory and other restrictions may prevent the Company from acquiring television stations in markets where the Hicks Muse Companies or other affiliates of Hicks Muse own or operate broadcasting businesses (see "--Licensing and Regulation--Competitor-Multiple-and Cross-Ownership Rules"). In addition, Hicks Muse and its affiliates may from time to time identify, pursue and consummate acquisitions of television stations or other broadcast related businesses that may be complementary to the business of the Company and, therefore, such acquisition opportunities may not be available to the Company.

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

         Dependence on Certain External Factors. The Company's operating results are primarily dependent on advertising revenues which, in turn, depend on national and local economic conditions, coverage of political events and high profile sporting events (e.g., the Olympics, Super Bowl and NCAA Men's Basketball Tournament), the relative popularity of the Company's programming (which in many cases, is dependent on the relative popularity of the relevant network's programming), the demographic characteristics of the Company's markets, the activities of competitors and other factors which are outside the Company's control. The television industry is cyclical in nature, and the Company's revenues could be adversely affected by a future local, regional or national recession.

         Reliance on Syndicated Programming. The Company's most significant operating cost is syndicated programming. There can be no assurance that the Company will not be exposed in the future to increased syndicated programming costs which may adversely affect the Company's operating results. Acquisitions of program rights are often made two or three years in advance, making it difficult to accurately predict how a program will perform. In some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs that increase station operating costs.

         Non-Renewal or Termination of Affiliation Agreements. The non-renewal or termination of a network affiliation agreement could have a material adverse effect on the Company's operations. Three of the Company's owned and operated stations are affiliated with CBS, three with NBC, and two with ABC. Each of these networks generally provides these stations with up to 22 hours of prime time programming per week. In return, the stations broadcast network-inserted commercials during such programming and receive cash network compensation. Although network affiliates generally have achieved higher ratings than unaffiliated independent stations in the same market, there can be no assurance as to the future success of each network's programming or the continuation of such programming. The Company's network affiliation agreements are subject to termination by such networks under certain circumstances.

         The Company believes that it enjoys a good relationship with each of CBS, NBC and ABC, as well as the other networks with which it has affiliation agreements.

         Certain of the networks with which the Company's stations are affiliated have required other broadcast groups, upon renewal of affiliation agreements to reduce or eliminate network affiliation compensation and to accept other material modifications of existing affiliation agreements. However, there can be no assurance that such affiliation agreements will remain in place or that each network will continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation.

         Two of the Companies LMAs are affiliated with the WB Network and its LPTV network in Grand Rapids is affiliated with the UPN Network. The WB affiliation in New Haven-Hartford is expected to expire at the end of this year with the station becoming a UPN affiliate at that time. This change is not expected to have a material adverse effect on the Company's revenues.

         Competition for Advertising Revenues and Audience Ratings. The television broadcasting industry is a highly competitive business and is undergoing a period of consolidation and significant change. Many of the Company's current and potential competitors have greater financial, marketing, programming and broadcasting resources than the Company. Technological innovation and the resulting proliferation of programming alternatives, such as cable television, wireless cable, satellite-to-home distribution services, internet, pay-per-view and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to new types of competition. In addition, as a result of the Telecom Act, the legislative ban on telephone cable ownership has been repealed and telephone companies are now permitted to seek FCC approval to provide video services to homes under specified circumstances. Consequently, the Company may not be able to maintain or increase its current audience ratings or advertising revenues.

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

         Dependence on Key Personnel. The Company believes that its success is dependent upon its ability to attract and retain skilled managers and other personnel, including its present officers and general managers. The loss of the services of Gary R. Chapman, the President and Chief Executive Officer of LIN Holdings and LIN Television, could have a material adverse effect on the operations of the Company. Mr. Chapman's current employment agreement with LIN Television will automatically renew for an additional year on December 31, 2000 unless otherwise terminated by either party by notice 90 days prior to this date.

         Do Not Place Undue Reliance on Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "foresee," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including those regarding the Company's financial position, business strategy, projected costs and objectives of management for future operations are forward-looking statements. The matters discussed in this Risks Associated with Business Activities section and other factors noted throughout this Annual Report on Form 10-K are cautionary statements identifying factors with respect to any such forward-looking statements that could cause actual results to differ materially from those in such forward-looking statements. All forward-looking statements contained herein are expressly qualified in their entirety by such cautionary statements. The reader is cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which this Annual Report on Form 10-K is filed.

ITEM 2. PROPERTIES:

         The Company maintains its corporate headquarters in Providence, Rhode Island. Each of the Company's stations has facilities consisting of offices, studios, sales offices and transmitter and tower sites. Transmitter and tower sites are located to provide coverage to each of the Company's markets.

         The Company owns the offices where its stations are located and generally owns the property where its towers and primary transmitters are located. The Company leases the remaining properties, consisting primarily of sales office locations and microwave transmitter sites. While none of the properties owned or leased by the Company is individually material to the Company's operations, if the Company were required to relocate any of its towers, the cost could be significant because the number of sites in any geographic area that permit a tower of reasonable height to provide good coverage of the market is limited, and zoning and other land use restrictions, as well as Federal Aviation Administration regulations, limit the number of alternative sites or increase the cost of acquiring them for tower siting.

         See Note 13 - "Commitments and Contingencies" in Notes to Consolidated Financial Statements for information concerning the Company's obligations under all operating leases as of December 31, 1999.

ITEM 3. LEGAL PROCEEDINGS:

         LIN Television was named as a defendant in four lawsuits regarding the then proposed merger of LIN Television with LIN Holdings Corp. The plaintiffs in each of these actions have agreed to an indefinite extension of time for each of the defendants served to respond to the respective complaints. No discovery has taken place.

         In addition, the Company is involved in various claims and lawsuits that are generally incidental to its business. The Company is vigorously contesting all of these matters and believes that their ultimate resolution will not have a material adverse effect in its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted to a vote of security holders for the quarter ended December 31, 1999.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

         The common stocks of LIN Holdings and LIN Television have not been registered under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are not listed on any national securities exchange. As of December 31, 1999, there was no established public trading market for the common stock of LIN Holdings or LIN Television. All of the outstanding common stock of LIN Holdings is held by Ranger Equity Holdings A Corp. ("Ranger A") and Ranger B, which are wholly-owned subsidiaries of Ranger. All of the outstanding common stock of LIN Television is held by LIN Holdings.

         Neither LIN Holdings nor LIN Television have declared or paid dividends on their common stock for 1999, 1998 or 1997.

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

ITEM 6. SELECTED FINANCIAL DATA:

         On March 3, 1998, LIN Holdings acquired LIN Television by merging LIN Acquisition, its wholly-owned subsidiary, with and into LIN Television, with LIN Television surviving the merger and becoming a direct, wholly-owned subsidiary of LIN Holdings.

         Set forth below is selected consolidated financial and operating data of the Company and its predecessor, LIN Television (the "Predecessor") as of and for the five-year period ended December 31, 1999. The selected financial data as of December 31, 1999 and 1998, and for the period from March 3, 1998 to December 31, 1998 and the year ended December 31, 1999, is derived from the consolidated financial statements of the Company that appear elsewhere in this filing. The selected financial data for the period from January 1, 1998 to March 2, 1998, is derived from the consolidated financial statements of LIN Television that appear elsewhere in this filing. The selected financial data for the years ended December 31, 1997, 1996 and 1995, was derived from the consolidated financial statements of LIN Television which, for the year ended December 31, 1997, appear elsewhere in this filing. The selected financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of the Company and LIN Television, and the notes thereto. Because of the revaluation of assets and liabilities, and the related impact to the balance sheet and statement of operations, as a result of the acquisition of the Company by Hicks Muse on March 3, 1998, the financial statements of the Predecessor for the periods prior to March 3, 1998 are not directly comparable to those of the Company subsequent to that date. The historical results presented are not necessarily indicative of future results.

         Broadcast Cash Flow ("BCF"), which is commonly used as a measure of performance of broadcast companies, is defined as operating income plus corporate expenses, depreciation and amortization, including both tangible and intangible assets and program rights, and certain other non-cash items, less cash payments for program rights. Cash program payments represent cash payments for current program payables, and do not necessarily correspond to program usage. Broadcast cash flow does not purport to represent cash provided by operating activities, as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

                                                                                   (in thousands)
                                               -------------------------------------------------------------------------------------
                                                                             Predecessor
                                                              Period from    Period from
                                                Year Ended     March 3 -      January 1 -                 Predecessor
                                               December 31,   December 31,     March 2,             Year ended December 31,
                                               ------------   ------------   ------------    ---------------------------------------
                                                   1999         1998            1998           1997           1996          1995
                                               -----------    -----------     ---------      ---------     ---------     ---------
Consolidated Statement of Operations Data:

   Net revenues ..........................     $   224,446    $   189,536     $  43,804      $ 291,519     $ 273,367     $ 217,247

   Operating costs and expenses:

     Direct operating ....................          57,292         48,812        11,117         70,746        68,954        49,342

     Selling, general and
       administrative ....................          49,123         42,168        11,701         63,473        59,974        47,646

     Corporate ...........................           7,900          7,130         1,170          6,763         6,998         5,747

     KXTX management fee .................           1,178          8,033            --             --            --            --

     Amortization of program rights ......          15,029         10,712         2,743         15,596        14,464        12,357

     Depreciation and amortization .......          57,934         45,199         4,581         24,789        23,817        17,127

     Tower write-offs ....................              --             --            --          2,697            --            --
                                               -------------------------------------------------------------------------------------
   Total operating costs and expenses ....         188,456        162,054        31,312        184,064       174,207       132,219
                                               -------------------------------------------------------------------------------------
   Operating income ......................          35,990         27,482        12,492        107,455        99,160        85,028

   Total other expense, net ..............         (73,055)       (58,393)      (11,526)       (28,746)      (26,223)      (25,324)

   Provision for (benefit from) income
     taxes ...............................          (3,039)        (3,652)        3,710         30,602        26,476        21,674
                                               -------------------------------------------------------------------------------------
   Net income (loss) .....................     $   (34,026)   $   (27,259)    $  (2,744)     $  48,107     $  46,461     $  38,030
                                               =====================================================================================
Consolidated Balance Sheet Data:

   Cash and cash equivalents .............     $    17,699    $    41,349                    $   8,046     $  27,952     $  18,025

   Total assets ..........................       1,952,685      1,800,890                      569,326       595,944       587,256

   Long-term debt ........................         841,821        668,517                      260,000       350,000       387,000

   Total stockholders' equity ............         499,915        532,409                      192,565       138,448        86,434

Other Data:

   Broadcast cash flow ...................     $   103,379    $    88,553     $  17,104      $ 145,471     $ 130,399     $ 106,749

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is a television station group operator in the United States and Puerto Rico that owns nine television stations, eight of which are network-affiliated television stations. Additionally, the Company has LMAs under which it programs four other stations in the markets in which it operates.

         The Company owns and operates three CBS affiliates, three NBC affiliates, two ABC affiliates and one independent station in San Juan, Puerto Rico. Additionally, a subsidiary of the Company holds an approximate 20% equity interest in a joint venture with NBC. The NBC Joint Venture consists of KXAS-TV, an NBC affiliate station in Dallas-Fort Worth, and KNSD-TV, an NBC affiliate in San Diego, California. NBC operates the stations owned by the NBC joint venture pursuant to a management agreement.

BUSINESS COMBINATIONS AND DISPOSITIONS

         LIN Holdings and LIN Acquisition, both affiliates of Hicks, Muse, entered into an Agreement and Plan of Merger with LIN Television on August 12, 1997 (as amended, the "Merger Agreement"). Pursuant to, and upon the terms and conditions of, the Merger Agreement, LIN Holdings acquired LIN Television (the "Acquisition") on March 3, 1998 by merging LIN Acquisition, its wholly-owned subsidiary, with and into LIN Television (the "Merger"), with LIN Television surviving the merger and becoming a direct, wholly-owned subsidiary of LIN Holdings.

         In connection with the Acquisition, LIN Television and NBC formed a television station joint venture. The NBC Joint Venture consists of KXAS-TV, formerly LIN Television's Dallas-Fort Worth NBC affiliate, and KNSD-TV, formerly NBC's San Diego station. A wholly-owned subsidiary of NBC is the general partner of the NBC Joint Venture (the "NBC General Partner") and NBC operates the stations owned by the NBC Joint Venture. The NBC General Partner holds an approximate 80% equity interest and LIN Television holds an approximate 20% equity interest in the NBC Joint Venture.

         On June 3, 1999, LIN Television of Texas, a subsidiary of LIN Television ("LIN Texas") contributed all of the assets of KXTX-TV to Southwest Sports Group Holdings LLC, Inc. ("SSG Holdings" or "SSG"), a Texas limited liability company and an entity in which a partner of Hicks Muse has a substantial economic interest. In exchange, LIN Texas received 500,000 units of SSG's Series A Preferred Units, par value $100.00 per unit ("SSG Preferred Units"). The Company has assigned a value of $47.0 million to the SSG Preferred Units. The SSG Preferred Units are entitled to receive non-liquidating distributions prior to any junior ranked units of SSG Holdings in an amount equal to $100 per

Preferred Unit, minus the amount of previously made distributions, plus an amount of interest thereon at a rate of 6% per annum compounded annually beginning January 1, 1999. From June 3, 1999 to December 31, 1999, the Company recorded $3.0 million of interest on the Series A Preferred Units. As of December 31, 1999, no distributions have been made with respect to the preferred units.

     On June 30, 1999, the Company acquired from AT&T Corporation ("AT&T") the assets of WOOD-TV and the LMA rights related to WOTV-TV (collectively, the "Grand Rapids Stations"), both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The Company had previously provided management services to the Grand Rapids Stations pursuant to a consulting agreement with AT&T. The total purchase price for the Grand Rapids Acquisition was approximately $142.4 million, including direct costs of the acquisition. The Grand Rapids Acquisition was funded by the combination of operating funds and $93.0 million of borrowing under the Company's term loan facility.

     In August 1999, the Company and 21st Century Group LLC ("21st Century"), an entity in which Hicks Muse has a substantial economic interest, announced the formation of a television station joint venture, Banks Broadcasting, LLC. The Company and 21st Century also announced the first transaction of the Banks Broadcasting Joint Venture, the entry into a local marketing agreement to build and develop a new WB affiliate serving the Wichita, Kansas DMA. As of December 31, 1999, the Company has provided funding of $4.5 million in the form of an investment of $2.2 million and an advance of $2.3 million, to the Banks Broadcasting Joint Venture.

     On October 19, 1999 the Company acquired from NBC and GECC, 100% of NBC's and GECC's interest in Pegasus Broadcasting of San Juan, L.L.C. ("Pegasus Broadcasting"), the owner and operator of WAPA-TV, an independent station located in San Juan, Puerto Rico (the "Pegasus Acquisition"). The total purchase price for the Pegasus Acquisition was approximately $71.8 million in cash, including direct costs of the acquisition. The Pegasus Acquisition was funded by a combination of operating funds and $60.0 million of borrowing under the Company's term loan facility.

PENDING TRANSACTIONS

     WAND-TV Exchange. On December 13, 1999, the Company entered into an agreement whereby the Company will exchange with Blade Communications Inc. a 67% interest in the assets of its television station WAND-TV, Decatur, Illinois for substantially all of the assets of WLFI-TV Inc. (the "WAND-TV Exchange"). Blade Communications Inc. owns and operates, and is the licensee of television station WLFI-TV, Lafayette, Indiana. This transaction is intended to qualify as a "like-kind exchange" for non-recognition of taxable income under Section 1031 of the Internal Revenue Code of 1986. This transaction is expected to close effective April 1, 2000.

     WGRC, Inc. Guarantee. On December 20, 1999 the Company entered into an Amended and Restated Guarantee and Collateral Agreement (the "Guarantee Agreement") with Chase Manhattan Bank, as administrative agent, and the lenders named therein. Pursuant to the Guarantee Agreement, the Company will initially guaranteed a $50 million credit facility of WWLP, Inc. ("WWLP, Inc"). At December 31, 1999, no amount was outstanding under this credit facility. WWLP, Inc is one of several companies recently formed by Gary R. Chapman, President and CEO of LIN Television, the purpose of which are to acquire the broadcast license and operating assets of WWLP-TV from Benedek Broadcasting Corporation. The Company currently intends to enter into a management agreement with WGRC, Inc. to manage the station.

     Hicks Muse Restructuring. On January 21, 2000, Thomas O. Hicks and Hicks, Muse filed an application with the FCC proposing to restructure the ownership of the Company in a manner in which the Company and the applicants believe would render the ownership interests of Thomas O. Hicks and other Hicks Muse principals nonattributable for the purposes of FCC ownership rules. See "Licensing and Regulation."

         In accordance with the application, Ranger intends to complete a recapitalization of its outstanding capital stock pursuant to which each issued and outstanding share of common stock of Ranger will be converted into a share of nonvoting common stock, except that 500,000 shares of common stock held by each of Carson/LIN SBS, L.P. and Fojtasek Capital Ltd., current stockholders of Ranger (collectively, the "Holders"), will be converted into a like number of shares of voting common stock of Ranger, such that upon completion of the recapitalization each of the Holders will own fifty percent (50%) of the outstanding voting common stock of Ranger. In addition, all Hicks Muse partners will resign as Officers and Directors of the Company. The Company expects that the current attribution issues associated with the Hicks Muse ownership interests will be resolved upon the completion of the recapitalization.

GENERAL FACTORS AFFECTING THE COMPANY'S BUSINESS

         The operating results of the Company depend primarily on advertising revenues, which in turn depend on the economic conditions of the markets in which the Company operates, the demographic makeup of those markets and the marketing strategy and efforts of the Company's stations in those markets. The Company experiences quarterly fluctuations in operating results, generally reporting its highest revenues during the fourth quarter each year due to advertisers' anticipation of higher consumer spending during the holiday season. The Company also experiences annual fluctuations in operating results due substantially to political spending in major election years, such as 1998. The Olympic Games also cause cyclical fluctuations in the Company's operating results, the size of such fluctuations depending on which network is televising the Olympic Games and which of the Company's stations are affiliated with that network. The Company also depends on automotive-related advertising. Approximately 26% of the Company's gross advertising revenues for the year ended December 31, 1999 consisted of automotive advertising compared to 24% for the years ended December 31, 1998 and 1997. A significant decrease in such advertising could have a material adverse affect on the Company's operating results. For other factors that may affect the Company's business, see "Forward Looking Statements" and "Risk Factors."

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1999 COMPARED TO COMBINED YEAR ENDED DECEMBER 31, 1998.

          Set forth below are the significant factors that contributed to the operating results of the Company and its Predecessor for the years ended December 31, 1999 and 1998. The Company's results of operations from year to year are not historically comparable because of the impact of various acquisitions and dispositions that the Company has completed. The results of operations of LIN Holdings on a stand-alone basis prior to March 3, 1998 are immaterial in comparison to the Predecessor or the results of operations of the Company after March 3, 1998, and are not separately described.

Net Revenues

         Net revenues consist primarily of national and local air time sales, net of sales adjustments and agency commissions, network compensation, barter revenues, revenues from the production of local commercials and sports programming, tower rental revenues, Local Weather Station revenues, and cable retransmission revenue. Total net revenues for the year ended December 31, 1999 decreased approximately 3.8% to $224.4 million from $233.3 million for the same period last year. The decrease is primarily due to the disposition of KXTX-TV.

         Approximately 89% of the Company's total net revenues for the year ended December 31, 1999, was derived from net advertising time sales compared to 85% in 1998. Net advertising revenues for the year ended December 31, 1999 increased by approximately 1% compared to 1998. The increase is primarily due to net advertising growth at the LMA stations offset by a decrease in political advertising.

         Network revenue represents amounts paid to the Company for broadcasting network programming provided by CBS, NBC and ABC. Network revenue for year ended December 31, 1999 decreased 15.3% to $10.0 million compared to $11.8 million in 1998. The decrease is primarily the result of the loss of compensation resulting from the contribution of KXAS to the NBC Joint Venture in connection with the Acquisition on March 3, 1998.

Operating Costs and Expenses

         Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs, decreased 4.4% to $ 57.3 million for the year ended December 31, 1999, from $59.9 million in 1998. The decrease is primarily driven by the disposition of KXTX-TV and partially offset by the subsequent acquisition of WOOD-TV, WAPA-TV and the LMA rights to WOTV-TV in 1999.

         Selling, general and administrative expenses consist primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, and other expenses such as rent, utilities and insurance. Selling, general and administrative expenses decreased 8.8% to $49.1 million for the year ended December 31, 1999, compared to $53.9 million for the same period last year. The decrease is primarily driven by the disposition of KXTX-TV and partially offset by the subsequent acquisition of WOOD-TV, WAPA-TV and the LMA rights to WOTV-TV in 1999, as well as selling expense savings associated with certain renegotiated contracts.

         Corporate expenses, representing costs associated with the centralized management of the Company's stations, decreased 4.8% to $7.9 million for the year ended December 31, 1999, from $8.3 million in 1998. The decrease was primarily due to decreases in expenses for systems related issues, including the year 2000 issue, for which a majority of the expenses were incurred in 1998.

         The KXTX management fee, representing fees paid to SSG for the management and sub-programming of KXTX-TV, decreased to $1.2 million for the year ended December 31, 1999 from $8.0 million in 1998, as a result of the disposition of KXTX on June 3, 1999.

         Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Amortization of program rights increased 11.7% to $15.0 million for the year ended December 31, 1999, compared to $13.5 million for the same period last year. The increase was primarily due to the impact of the acquisitions of WOOD-TV, WAPA-TV and the LMA rights to WOTV-TV in 1999.

         Depreciation and amortization of intangible assets increased 16.4% to $57.9 million for the year ended December 31, 1999 from $49.8 million for the same period last year. The increase was principally driven by the amortization of goodwill and other intangible assets associated with the acquisitions of WOOD-TV, WAPA-TV and the LMA rights to WOTV-TV in 1999, and increased depreciation associated with equipment acquired in connection with the upcoming transition to digital broadcasting.

Other Expenses

         Interest expense increased $12.4 million to $68.7 million for the year ended December 31, 1999, compared to $56.3 million for the same period last year. The increase for the year ended December 31, 1999 was the result of increased borrowings associated with the acquisitions of WOOD-TV, WOTV-TV, and WAPA-TV in 1999. The increase was also the result of new borrowings under the Senior Credit Facilities and the issuance of the Senior Subordinated Notes in connection with the Merger, which did not have a full year's impact in 1998.

         The Company's share of losses in joint ventures decreased to $5.5 million for the year ended December 31, 1999, compared to $6.3 million for the same period last year. The decrease is primarily the result of the improved operating performance of the stations included in the NBC Joint Venture.

         During the first half of 1998, LIN Television incurred financial and legal advisory fees and regulatory filing fees of $8.6 million in connection with the merger with the Company. These costs are reflected on the Predecessor's Consolidated Statement of operations as merger expense.

          The Company's benefit from income taxes increased approximately $3.1 million to $3.0 million for the year ended December 31, 1999, compared to a provision of $58,000 for the same period last year. The increase was primarily due to an increase in the amount of deductible interest expense.

RESULTS OF OPERATIONS - COMBINED YEAR ENDED DECEMBER 31, 1998 COMPARED TO PREDECESSOR YEAR ENDED DECEMBER 31, 1997.

         Set forth below are the significant factors that contributed to the operating results of the Company and its Predecessor for the years ended December 31, 1998 and 1997. The Company's and its Predecessor's results of operations from year to year are not historically comparable because of the impact of various acquisitions and dispositions that the Company has completed. The results of operations of LIN Holdings on a stand-alone basis prior to March 3, 1998 are immaterial in comparison to the Predecessor or the results of operations of the Company after March 3, 1998, and are not separately described.

Net Revenues

         Total net revenues for the year ended December 31, 1998, decreased approximately 20.0% to $233.3 million, compared to $291.5 million in 1997. The decreases were primarily due to the contribution of KXAS to the NBC Joint Venture in connection with the Acquisition on March 3, 1998, offset in part by the recognition of approximately $1.9 million in insurance proceeds related to the KXTX tower loss.

         Approximately 85% of the Company's total net revenues for the year ended December 31, 1998 was derived from net advertising time sales compared to 87% in 1997. Net advertising revenues for year ended December 31, 1998 decreased 22% compared to 1997, primarily due to the contribution of KXAS to the NBC Joint Venture in connection with the Acquisition on March 3, 1998. The decrease is partially off-set by the continued improvement in the local economy in the markets in which WTNH-TV and KXAN-TV operate, and to the net advertising growth at the LMA stations. Additionally, the Company's CBS affiliated stations' net advertising revenues include incremental revenues from broadcasting the 1998 Winter Olympics.

         Network revenue for year ended December 31, 1998 decreased 33% to $11.8 million compared to $17.6 million in 1997. The decrease was primarily due to the contribution of KXAS to the NBC Joint Venture in connection with the Acquisition on March 3, 1998.

         Revenues from the Local Weather Station increased $1.0 million for year ended December 31, 1998, when compared to 1997. The Company provides LWS to cable operators in all of its markets except New Haven-Hartford, Buffalo and Puerto Rico. Local Weather Station income increased for the year as a result of the retroactive recognition of revenue with a cable operator in several of the Company's markets in the second quarter of 1998.

Operating Expenses

         Direct operating expenses decreased 15.3% to $59.9 million for the year ended December 31, 1998, compared to $70.7 million in 1997. The decrease was primarily due to the contribution of KXAS to the NBC Joint Venture in connection with the Acquisition on March 3, 1998.

         Selling, general and administrative expenses decreased 15.1% to $53.9 million for the year ended December 31, 1998, compared to $63.5 million in 1997. The decrease was primarily due to the contribution of KXAS to the NBC Joint Venture in connection with the Acquisition on March 3, 1998.

         Total corporate expenses increased $1.5 million for the year ended December 31, 1998, compared to 1997. The increase was due primarily to fees paid to Hicks Muse pursuant to the Monitoring and Oversight Agreement.

         The KXTX management fee represents fees paid to SSG for the management and sub-programming of KXTX-TV pursuant to a Sub-Programming Agreement. For the year ended December 31, 1998, the total management fee expense was $8.0 million.

         Amortization of program rights decreased 13.7% to $13.5 million for the year ended December 31, 1998, compared to $15.6 million for 1997. The decrease was primarily due to the contribution of KXAS to the NBC Joint Venture in connection with the Acquisition on March 3, 1998, and to a change in the syndicated/barter programming mix at WTNH-TV and syndicated film write-downs at stations WAND-TV and WBNE-TV.

         Depreciation and amortization of intangible assets increased $25.0 million for the year ended December 31, 1998, compared to 1997, primarily as a result of the amortization of goodwill and other intangible assets recognized in connection with the Acquisition on March 3, 1998. The excess of the purchase price over the estimated fair market value of the net tangible assets acquired was allocated to intangible assets, primarily FCC licenses and network affiliations, and goodwill.

Other Expenses

         The Company's interest expense increased approximately $35.0 million for the year ended December 31, 1998, compared to 1997. The increase was a result of new borrowings under the Senior Credit Facilities and the issuance of the Senior Subordinated Notes in connection with the Acquisition. In addition, LIN Holdings incurred $18.0 million of non-cash interest expense for the period from March 3, 1998 through December 31, 1998, due to the issuance of its Senior Discount Notes.

         The Company's share of losses in joint ventures increased to $6.3 million for the year ended December 31, 1998, compared to $1.5 million for the same period in 1997. The increase is primarily the result of the contribution of KXAS-TV to the NBC Joint Venture in connection with the Acquisition on March 3, 1998.

         During the first quarter of 1998, LIN Television incurred financial, legal advisory and regulatory filing fees of $8.6 million in connection with the merger with LIN Holdings.

         The Company's provision for income taxes decreased approximately $30.5 million for the year ended December 31, 1998, compared to 1997. The decrease was due to net operating losses, resulting from increased interest expense, offset by a change in the Company's effective annual tax rate as a result of a substantial increase in non-deductible amortization relating to intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

         It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. From time to time, the Company may enter into transactions, pursuant to which debt is extinguished, including sales of assets or equity, joint ventures, reorganizations or recapitalizations. There can be no assurance that any such transactions will be undertaken or, if undertaken, will be favorable to stockholders.

         The Company's principal sources of funds are its operations and its Senior Credit Facilities. Net cash provided by operating activities for the year ended December 31, 1999, totaled $21.9 million compared to $73.7 million in 1998 and $81.7 million in 1997. The decrease in cash provided by operating activities in 1999 is primarily due to the amounts paid for interest and the contribution of KXAS to the NBC Joint Venture in connection with the Acquisition on March 3, 1998. Net cash used in investing activities was $197.3 million for the year ended December 31, 1999, compared to $1,755.3 million for the same period in 1998 and $15.1 million in 1997, as a result of the acquisition of LIN Television in March 1998 partially offset by the contribution of KXAS to the NBC Joint Venture in 1998. Net cash provided by financing activities for the year ended December 31, 1999 was $151.7 million, compared to $1,731.0 million and cash used of $86.5 million for the years ended December 31, 1998 and 1997, respectively. This fluctuation is due primarily to the 1998 issuance of the Senior Subordinated Notes, the issuance of the Senior Discount Notes and the equity contribution by Hicks Muse in connection with the Acquisition, partially offset by a principal payment of $260.0 million to retire old debt.

         The Company presently has indebtedness outstanding of $319.6 million under the Senior Credit Facilities. In addition to debt service requirements under the Senior Credit Facilities, the Company is making semi-annual interest payments on its Senior Subordinated Notes. The Senior Discount Notes do not require cash interest payments to be made until after March 1, 2003. Thereafter, cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing September 1, 2003. Interest payments on the Senior Discount Notes and the Senior Subordinated Notes and interest payments and amortization with respect to the Senior Credit Facilities represent significant liquidity requirements for the Company. The Senior Subordinated Notes funded in connection with the Acquisition will require annual interest payments of approximately $25.1 million. Beginning September 1, 2003, annual interest payments of approximately $20.0 million will be paid under the Senior Discount Notes. The Company must remain in compliance with a series of financial covenants under the Senior Credit Facilities, the Senior Subordinated Notes, and the Senior Discount Notes. As of December 31, 1999, the Company was in compliance with all covenants. Assuming continued compliance with these financial covenants, the Company has available credit of approximately $42.0 million under the Senior Credit Facilities.

         The Company's capital expenditures primarily include purchases of broadcasting equipment, studio equipment, vehicles and office equipment to improve the efficiency and quality of television broadcasting operations. The Company's capital expenditures for the year ended December 31, 1999, were $18.2 million, compared to $22.7 million and $20.6 million for the same periods in 1998 and 1997, respectively. The Company has invested approximately $21.0 million over the past three years to fully prepare its towers and transmitter buildings for the upcoming digital transition. The Company expects that an additional $35.0 million will be required through 2002 to complete the transition to digital broadcasting. The Company anticipates that it will be able to meet its capital expenditure requirements with internally generated funds.

         Management believes, based on current operations and projected growth, that its cash flow from operations, together with borrowings available under its senior credit facilities, will be sufficient to meet its future requirements for working capital, capital expenditures, interest payments and scheduled principal payments.

         The Company's future operating performance and ability to service or refinance the Senior Discount Notes and Senior Subordinated Notes and to extend or refinance the Senior Credit Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

         The Notes and the Senior Credit Facilities impose certain restrictions on the Company's ability to make capital expenditures and limit the Company's ability to incur additional indebtedness. Such restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The covenants contained in the Senior Credit Facilities and the indentures governing the Senior Discount Notes and the Senior Subordinated Notes also, among other things, limit the ability of the Company to dispose of assets, repay indebtedness or amend other debt instruments, pay distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances and make acquisitions.

         LIN Holdings is a holding company whose only material asset is the capital stock of LIN Television. LIN Holdings does not have any business other than in connection with its ownership of the capital stock of LIN Television and the performance of its obligations with respect to the Senior Discount Notes and the Senior Credit Facilities, and will depend on the distributions from LIN Television to meet its debt service obligations, including, without limitation, interest and principal obligations with respect to the Senior Discount Notes. Because of the substantial leverage of LIN Television, and the dependence of LIN Holdings upon the operating performance of LIN Television to generate distributions to LIN Holdings with respect to LIN Television's common stock, there can be no assurance that LIN Holdings will have adequate funds to fulfill its obligations with respect to the Senior Discount Notes. In addition, the credit agreement governing the Senior Credit Facilities, the indenture governing the Senior Subordinated Notes and applicable federal and state law will impose restrictions on the payment of dividends and the making of loans by LIN Television to LIN Holdings.

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

         GECC provided debt financing for the NBC Joint Venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum. The Company expects that the interest payments on the GECC Note will be serviced solely by the cash flow of the NBC Joint Venture. The GECC Note was issued by LIN Television of Texas, L.P., LIN Television's indirect wholly-owned partnership ("LIN Texas"), which distributed the proceeds to LIN Television to finance a portion of the cost of the Acquisition. The obligations to GECC under the GECC Note were assumed by the NBC Joint Venture and LIN Texas was simultaneously released from all obligations under the GECC Note. The GECC Note is not an obligation of LIN Holdings, LIN Television, or any of their respective subsidiaries and is recourse only to the NBC Joint Venture, LIN Television's equity interests therein and Ranger B, pursuant to a guarantee. Ranger B owns 63% of LIN Holdings. If the NBC Joint Venture were unable to pay principal or interest on the GECC Note and GECC could not otherwise get its money back from the NBC Joint Venture, GECC could require Ranger B to pay the shortfall of any outstanding amounts under the GECC Note. If this happened, the Company could experience material adverse consequences, including:

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

         The NBC Joint Venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations, the amount of cash to be received in the future as distributions on the approximately 20% interest, and the likelihood of a default under the GECC Note are primarily within NBC's control.

YEAR 2000 ISSUE:

         The Company relies on various technologies throughout its business operations that could be affected by the date change to the Year 2000. The Company has completed a comprehensive program intended to evaluate and address the impact of the Year 2000 issue on its operational, traffic, and financial reporting computer systems, equipment with embedded technology, and the Year 2000 risks associated with its vendors. The Company implemented a project team utilizing both internal and external resources to complete its Year 2000 initiative, which has involved upgrading affected computer systems, software and equipment with embedded chips, and preparing contingency and disaster recovery plans. Areas of concern that have been addressed include possible service interruptions in satellite feeds providing news, weather and syndicated shows for broadcast; potential failure of equipment with embedded chips, including master clocks, studio equipment, master control automation systems, transmission equipment, telephone, security and environmental control systems.

         As of the date of this report, the Company has not experienced any Year 2000 related business interruptions. The Company will continue to engage in an ongoing Year 2000 assessment, but has not yet identified any Year 2000 issues. The Company believes that modifications and conversions of its internal systems and equipment has allowed it to be Year 2000 compliant. There can be no assurance, however, that the Company's internal systems or equipment or those of third parties on which the Company relies is completely Year 2000 compliant or that Year 2000 problems will not occur in the future. The failure of the systems or equipment of the Company or third parties could have a material adverse effect on the Company's business, financial position and results of operations.

         The Company has incurred capital expenditures and internal staff costs related to this initiative. The Company estimates the total remediation costs to be approximately $3.2 million. The Company does not anticipate further Year 2000 costs.

INFLATION:

         The Company believes that its businesses are affected by inflation to an extent no greater than other businesses generally.

RECENTLY ISSUED ACCOUNTING STANDARDS:

         In June 1998, the FASB issued Statement of Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended on July 7, 1999 by the issuance of Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for the Company and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". This bulletin summarizes certain views of the staff on applying generally accepted accounting principals to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company believes that its current revenue recognition policy complies with the SEC's guidelines.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk related to changes in interest rates primarily through its investing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if it is unable to obtain appropriate financing at acceptable rates. The Company's investment portfolio consists solely of investments in high-grade commercial bank money market accounts. The Company does not use derivative financial instruments for speculative or trading purposes.

THIS SPACE INTENTIONALLY LEFT BLANK

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:


                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
LIN HOLDINGS CORP.
Reports of Independent Accountants.......................................    33
Consolidated Balance Sheets..............................................    36
Consolidated Statements of Operations....................................    37
Consolidated Statements of Stockholders' Equity..........................    38
Consolidated Statements of Cash Flows....................................    39
Notes to Consolidated Financial Statements...............................    40

LIN TELEVISION CORPORATION
Reports of Independent Accountants.......................................    61
Consolidated Balance Sheets..............................................    64
Consolidated Statements of Operations....................................    65
Consolidated Statements of Stockholders' Equity..........................    66
Consolidated Statements of Cash Flows....................................    67
Notes to Consolidated Financial Statements...............................    68

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of LIN Holdings Corp.:

         In our opinion, the consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of LIN Holdings Corp. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period from March 3, 1998 (date of acquisition) to December 31, 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the accompanying financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
February 4, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of LIN Television Corporation:

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


Boston, Massachusetts
February 17, 1999

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
LIN TELEVISION CORPORATION

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of LIN Television Corporation for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of LIN Television Corporation for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                     ERNST & YOUNG LLP

Fort Worth, Texas
January 19, 1998

                               LIN HOLDINGS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   December 31, 1999   December 31, 1998
                                                                                   -----------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $    17,699          $    41,349
   Accounts receivable, less allowance for doubtful accounts (1999 - $1,918;
    1998 - $1,880)                                                                         55,515               40,917
   Program rights                                                                          13,601                9,671
   Other current assets                                                                     6,988                  916
                                                                                      -----------          -----------
        Total current assets                                                               93,803               92,853
Property and equipment, net                                                               144,882              131,758
Deferred financing costs                                                                   41,553               46,821
Investment in joint ventures                                                               65,771               70,692
Investment in SSDB                                                                             --                7,125
Investment in Southwest Sports Group, at cost plus accrued interest                        50,000                   --
Program rights                                                                              4,552                4,636
Intangible assets, net                                                                  1,546,392            1,444,600
Other noncurrent assets                                                                     5,732                2,405
                                                                                      -----------          -----------
             Total Assets                                                             $ 1,952,685          $ 1,800,890
                                                                                      ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $     7,477          $     8,917
   Program obligations                                                                     13,336                9,990
   Accrued income taxes                                                                     4,750                3,735
   Current portion of long-term debt                                                       15,805               15,063
   KXTX Management fee payable                                                                 --                4,175
   Accrued interest expense                                                                10,494                9,154
   Other accruals                                                                          21,895               18,548
                                                                                      -----------          -----------
   Total current liabilities                                                               73,757               69,582
Long-term debt, excluding current portion                                                 841,821              668,517
Deferred income taxes                                                                     524,323              519,207
Program obligations                                                                         5,819                4,640
Other noncurrent liabilities                                                                7,050                6,535
                                                                                      -----------          -----------
             Total liabilities                                                          1,452,770            1,268,481
                                                                                      -----------          -----------

Commitments and Contingencies (Note 5, Note 13 and Note 14)

Stockholders' equity:
   Preferred stock, $0.01 par value: No Shares Authorized                                      --                   --
   Common stock, $0.01 par value: Authorized, issued and outstanding shares -
    (1999 - 1,000,  1998 - 1,000)                                                              --                   --
   Additional paid-in capital                                                             561,200              559,668
   Accumulated deficit                                                                    (61,285)             (27,259)
                                                                                      -----------          -----------
             Total stockholders' equity                                                   499,915              532,409
                                                                                      -----------          -----------
             Total liabilities and stockholders' equity                               $ 1,952,685          $ 1,800,890
                                                                                      ===========          ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               LIN HOLDINGS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                                                  Predecessor        Predecessor
                                                                                                 -------------   -------------------
                                                                                Period from       Period from
                                                             Year Ended          March 3 -        January 1 -         Year Ended
                                                          December 31, 1999  December 31, 1998   March 2, 1998    December 31, 1997
                                                          -----------------  -----------------   -------------    -----------------
Net revenues                                                  $ 224,446          $ 189,536          $ 43,804          $ 291,519

Operating costs and expenses:
   Direct operating                                              57,292             48,812            11,117             70,746
   Selling, general and administrative                           49,123             42,168            11,701             63,473
   Corporate                                                      7,900              7,130             1,170              6,763
   KXTX management fee                                            1,178              8,033                --                 --
   Amortization of program rights                                15,029             10,712             2,743             15,596
   Depreciation and amortization of intangible assets            57,934             45,199             4,581             24,789
   Tower write-offs                                                  --                 --                --              2,697
                                                              ---------          ---------          --------          ---------
Total operating costs and expenses                              188,456            162,054            31,312            184,064
                                                              ---------          ---------          --------          ---------

Operating income                                                 35,990             27,482            12,492            107,455

Other (income) expense:
   Interest expense                                              68,689             53,576             2,764             21,340
   Investment income                                             (3,280)            (1,220)              (98)            (1,332)
   Share of loss in joint ventures                                5,488              6,037               244              1,532
   Loss on disposition of KXTX-TV                                 2,212                 --                --                 --
   Merger expense                                                    --                 --             8,616              7,206
   Other, net                                                       (54)                --                --                 --
                                                              ---------          ---------          --------          ---------
Total other expense, net                                         73,055             58,393            11,526             28,746
                                                              ---------          ---------          --------          ---------

Income (loss) before provision for (benefit from)
   Income taxes                                                 (37,065)           (30,911)              966             78,709
Provision for (benefit from) income taxes                        (3,039)            (3,652)            3,710             30,602
                                                              ---------          ---------          --------          ---------

Net income (loss)                                             $ (34,026)         $ (27,259)         $ (2,744)         $  48,107
                                                              =========          =========          ========          =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               LIN HOLDINGS CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                         Common Stock                     Additional                      Total
                                                    ---------------------     Treasury     Paid-in      Accumulated    Stockholders'
                                                      Shares      Amount       Stock       Capital        Deficit         Equity
                                                    ---------     ------     ----------   ----------    -----------    -------------

Balance at December 31, 1996 (Predecessor)            29,717      $ 297                   $ 276,997      $(138,846)     $ 138,448
    Net income                                            --         --                          --         48,107         48,107
    Treasury stock purchases                              --         --      $    (816)          --             --           (816)
    Treasury stock reissuances                            --         --            813           --           (169)           644
    Proceeds from exercises of stock options
         and issuance of Employee Stock
         Purchase Plan shares                            140          2             --        3,633             --          3,635
    Tax benefit from exercises of stock
         options                                          --         --             --        2,547             --          2,547
                                                     -------      -----      ---------    ---------      ---------      ---------
Balance at December 31, 1997  (Predecessor)           29,857        299             (3)     283,177        (90,908)       192,565
    Net loss  (Jan 1-Mar 2)                               --         --             --           --         (2,744)        (2,744)
    Proceeds from exercises of stock options
         and issuance of Employee Stock
         Purchase Plan shares  (Jan 1-Mar 2)              29         --             --        1,071             --          1,071
    Tax benefit from exercises of stock
         options  (Jan 1-Mar 2)                           --         --             --       10,714             --         10,714
                                                     -------      -----      ---------    ---------      ---------      ---------
Balance at March 2, 1998  (Predecessor)               29,886        299             (3)     294,962        (93,652)       201,606
    Net loss                                              --         --             --           --        (27,259)       (27,259)
    Acquisition of LIN Television Corporation
         and contribution of KXAS-TV to NBC
         Joint Venture                               (29,886)      (299)             3     (294,962)        93,652       (201,606)
    Proceeds from sale of Common Stock                     1         --             --      558,123             --        558,123
    Proceeds from capital contribution                    --         --             --        1,000             --          1,000
    Payments on exercises of phantom stock units          --         --             --          (95)            --            (95)
    Tax benefit from exercises of stock
         options                                          --         --             --          640             --            640
                                                     -------      -----      ---------    ---------      ---------      ---------
Balance at December 31, 1998                               1         --             --      559,668        (27,259)       532,409
    Net loss                                              --         --             --           --        (34,026)       (34,026)
    Payments on exercises of phantom stock units          --         --             --         (171)            --           (171)
    Tax benefit from exercises of stock
         options                                          --         --             --        1,703             --          1,703
                                                     -------      -----      ---------    ---------      ---------      ---------
Balance at December 31, 1999                               1      $  --      $      --    $ 561,200      $ (61,285)     $ 499,915
                                                     =======      =====      =========    =========      =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               LIN HOLDINGS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                      Predecessor      Predecessor
                                                                                                      -----------      -----------
                                                                                     Period from      Period From
                                                                    Year Ended        March 3 -       January 1 -      Year Ended
                                                                 December 31,1999  December 31,1998  March 2, 1998  December 31,1997
                                                                 ----------------  ----------------  -------------  ----------------
Operating Activities:
Net income (loss)                                                   $ (34,026)       $   (27,259)       $ (2,744)       $ 48,107
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
     Depreciation and amortization (including
     amortization of financing costs and note discounts)               85,346             66,563           4,714          25,688
     Amortization of program rights                                    15,029             10,712           2,743          15,596
     Interest on SSG preferred units                                   (3,000)                --              --              --
     Loss on disposition of KXTX-TV                                     2,212                 --              --              --
     Tax benefit from exercises of stock options                        1,703                640          10,714           2,547
     Deferred income taxes                                             (8,537)            (4,792)          1,907              54
     Net loss (gain) on disposition of assets                            (545)               (49)             19           3,067
     Program payments                                                 (15,293)           (10,497)         (4,157)        (13,179)
     Share of loss in joint ventures                                    5,488              6,037             244           1,532
     Provision for doubtful accounts                                       38               (108)             98             237
     Changes in operating assets and liabilities, net of
      acquisitions and disposals:
          Accounts receivable                                         (10,786)            (7,836)          7,695          (5,216)
          Program rights, net of program obligations                     (247)               436             (45)              4
          Other assets                                                (15,837)            20,163         (19,102)         (3,980)
          Accounts payable                                             (1,606)             1,209           1,187             178
          Accrued income taxes                                         (5,326)               366           1,777             926
          Accrued interest expense                                       (194)             9,154              74            (166)
          KXTX Management Fee Payable                                  (4,175)             4,175              --
          Other accruals                                               11,644             (3,623)          3,292           6,296
                                                                    ---------        -----------        --------        --------
Net cash provided by operating activities                              21,888             65,291           8,416          81,691
                                                                    ---------        -----------        --------        --------

Investing activities:
Capital expenditures                                                  (18,191)           (21,498)         (1,221)        (20,605)
Proceeds from asset disposals                                           6,560                 64               3           7,045
Investment in SSDB                                                      7,125             (7,125)             --              --
Investment in joint ventures                                           (2,229)              (250)           (250)         (1,500)
Acquisition of WOOD-TV and WOTV-TV, net of cash acquired             (119,985)                --              --              --
Acquisition of WAPA-TV, net of cash acquired                          (69,909)                --              --              --
Acquisition of LIN Television Corporation, net of cash acquired            --         (1,724,281)             --              --
Local Marketing Agreement Expenditures                                   (640)              (775)
                                                                    ---------        -----------        --------        --------
Net cash used in investing activities                                (197,269)        (1,753,865)         (1,468)        (15,060)
                                                                    ---------        -----------        --------        --------

Financing activities:
Proceeds (payments) on exercises of stock options and phantom
stock units and issuance of employee stock purchase plan shares          (171)               (95)          1,071           4,279
Principal payments on long-term debt                                  (19,098)          (262,323)             --         (90,000)
Proceeds from long-term debt                                          171,000            668,929              --              --
Loan fees incurred on long-term debt                                       --            (51,211)             --              --
Proceeds from GECC note                                                    --            815,500              --              --
Proceeds (payments) for sale (purchase) of common stock                    --            558,123              --            (816)
Proceeds from capital contribution                                         --              1,000              --              --
                                                                    ---------        -----------        --------        --------
Net cash provided by financing activities                             151,731          1,729,923           1,071         (86,537)
                                                                    ---------        -----------        --------        --------

Net increase (decrease) in cash and cash equivalents                  (23,650)            41,349           8,019         (19,906)
Cash and cash equivalents at the beginning of the period               41,349                 --           8,046          27,952
                                                                    ---------        -----------        --------        --------
Cash and cash equivalents at the end of the period                  $  17,699        $    41,349        $ 16,065        $  8,046
                                                                    =========        ===========        ========        ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


NOTE 1 - BACKGROUND:

         LIN Holdings Corp. ("LIN Holdings"), together with its subsidiaries, including LIN Television Corporation ("LIN Television"), the predecessor business prior to the acquisition described in Note 3, (together, except with respect to the notes to the condensed consolidated financial statements for LIN Television, the "Company") is a television station group operator in the United States and Puerto Rico that owns nine television stations, eight of which are network-affiliated television stations. Additionally, the Company has local marketing agreements ("LMAs") under which it programs four other stations in the markets in which it operates.

         The Company owns and operates three CBS affiliates, three NBC affiliates, two ABC affiliates and one independent station in San Juan, Puerto Rico (collectively, the "LIN Core Stations"). The Company also programs four additional network-affiliated television stations pursuant to LMAs (the "LIN LMA Stations"). Additionally, the Company holds an approximate 20% equity interest in a joint venture with NBC (the "NBC Joint Venture"). The NBC Joint Venture consists of KXAS-TV, an NBC affiliate station in Dallas-Fort Worth, Texas and KNSD-TV, an NBC affiliate in San Diego, California. NBC operates the stations owned by the NBC joint venture pursuant to a management agreement. The Company is also the owner and operator of 28 low-power television stations ("LPTV's").

         LIN Holdings was formed on July 18, 1997. On March 3, 1998, LIN Holdings, through its wholly-owned subsidiary LIN Acquisition Corporation ("LIN Acquisition"), acquired LIN Television Corporation.

         All of the Company's consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Subordinated Notes and Senior Credit Facilities (see Note 9) on a joint and several basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below:

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

Use of Estimates:

         The management of the Company is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto, in order to conform with generally accepted accounting principles. The Company's actual results could differ from these estimates.

Cash and Cash Equivalents:

         Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. The Company's excess cash is invested primarily in commercial paper.

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements

Property and Equipment:

         Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally 20 to 30 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. The Company recorded amortization and depreciation expense in the amount of $19.2 million in 1999, $2.3 million for the period from January 1, 1998 to March 2, 1998, $14.5 million for the period from March 3, 1998 to December 31, 1998, and $12.3 million in 1997.

Joint Ventures:

         The Company's investments in joint ventures are accounted for on the equity method, as the Company does not have a controlling interest. Accordingly, the Company's share of the net losses of its joint ventures is included in consolidated net income (loss).

Revenue Recognition:

         Broadcast revenue is recognized during the period in which advertising is aired. Barter revenue is recognized based on the estimated fair value of the product or service rendered.

Advertising Expense:

         The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $4.2 million in 1999, $1.7 million for the period from January 1, 1998 to March 2, 1998, $3.1 million for the period from March 3, 1998 to December 31, 1998, and $5.6 million in 1997.

Intangible Assets:

         Intangible assets include FCC licenses, network affiliations and goodwill, all of which are being amortized over a period of 40 years.

Long Lived-Assets:

         The Company periodically evaluates the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

Program Rights:

         Program rights are recorded as assets when the license period begins and the programs are available for broadcasting. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. The program costs are charged to operations over their estimated broadcast periods using the straight-line method. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement.

Accounting For Stock-Based Compensation:

         The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the underlying common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only (see Note 10).

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements

Income Taxes:

         Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using current statutory rates. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Concentrations of Credit Risk:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Concentration of credit risk with respect to cash and cash equivalents is limited as the Company maintains its primary banking relationships with only large nationally recognized institutions. Credit risk with respect to trade receivables is limited, as the trade receivables are primarily from advertising revenues generated from a large diversified group of local and nationally recognized advertisers. The Company does not require collateral or other security against trade receivable balances; however, it does maintain reserves for potential credit losses and such losses have been within management's expectations for all years presented.

Fair Value of Financial Instruments:

         Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and debt are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 1999 and 1998, unless otherwise disclosed. Fair values are based on quoted market prices and assumption concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Reclassification:

         Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

Recently Issued Accounting Standards:

         In June 1998, the FASB issued Statement of Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended on July 7, 1999 by the issuance of Statement of Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 137 defers the implementation of SFAS No. 133 by one year. SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for the Company and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principals to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company believes that its current revenue recognition policy complies with the Commission's guidelines.

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


NOTE 3 - BUSINESS COMBINATIONS AND DISPOSITIONS:

         LIN TELEVISION. LIN Holdings and LIN Acquisition, both affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") entered into an Agreement and Plan of Merger with LIN Television on August 12, 1997 (as amended, the "Merger Agreement"). Pursuant to, and upon the terms and conditions of, the Merger Agreement, LIN Holdings acquired LIN Television (the "Acquisition") on March 3, 1998 by merging LIN Acquisition with and into LIN Television (the "Merger"), with LIN Television surviving the merger and becoming a direct, wholly-owned subsidiary of LIN Holdings. The total purchase price for the common equity of LIN Television was approximately $1.7 billion. In addition, the Company refinanced $260.2 million of LIN Television's indebtedness and incurred acquisition costs of approximately $32.2 million.

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

         (vi) $815.5 million of proceeds of the GECC Note (as defined below); and

         (vii) $558.1 million of common equity provided by affiliates of Hicks Muse, management and other co-investors to the equity of the corporate parents of LIN Holdings, which in turn, through LIN Holdings, contributed such amount to the common equity of LIN Television (collectively, the "Financings").

         The Senior Subordinated Notes and the Senior Discount Notes were subsequently registered with the Securities and Exchange Commission (the "SEC").

         In connection with the Acquisition, LIN Television and NBC formed the NBC Joint Venture. The NBC Joint Venture consists of KXAS-TV, formerly LIN Television's Dallas-Fort Worth NBC affiliate, and KNSD-TV, formerly NBC's San Diego station. A wholly-owned subsidiary of NBC is the general partner of the NBC Joint Venture (the "NBC General Partner") and NBC operates the stations owned by the NBC Joint Venture. The NBC General Partner holds an approximate 80% equity interest and the Company holds an approximate 20% equity interest in the NBC Joint Venture (see Note 6). General Electric Capital Corporation ("GECC") provided debt financing for the NBC Joint Venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (the "GECC Note"). The Company expects that the interest payments on the GECC Note will be serviced solely by the cash flows of the NBC Joint Venture.

         The GECC Note was issued by LIN Television of Texas, L.P., the Company's indirect wholly- owned partnership ("LIN Texas"), which distributed the proceeds to the Company to finance a portion of the cost of the Acquisition. The obligations to GECC under the GECC Note were assumed by the NBC Joint Venture and LIN Texas was simultaneously released from all obligations under the GECC Note. The GECC Note is not an obligation of the Company or any of its respective subsidiaries, and has

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements

recourse only to the NBC Joint Venture, the Company's equity interest therein and to Ranger Equity Holdings B Corp. ("Ranger B"), a parent company, pursuant to a guarantee.

         In connection with the formation of the NBC Joint Venture, the Company received an extension of its NBC network affiliation agreements (for stations WAVY-TV, KXAN-TV and WOOD-TV) to 2010.

         The Acquisition was accounted for as a purchase and accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired is allocated to intangible assets, primarily to FCC licenses, network affiliations and goodwill. The results of operations associated with the acquired assets and liabilities have been included in the accompanying statements from the date of acquisition. The acquisition is summarized as follows (in thousands):


                    Assets acquired and liabilities assumed

Working capital, including cash of $9,185 ...........   $    23,646
Property and equipment ..............................       124,752
Other noncurrent assets .............................        81,114
Intangible assets ...................................     1,472,304
Deferred tax liability ..............................      (523,549)
Other noncurrent liabilities ........................        (1,908)
                                                        -----------
Total acquisition ...................................   $ 1,176,359
                                                        ===========


         WOOD-TV AND WOTV-TV. On June 30, 1999, the Company acquired from AT&T Corporation ("AT&T") the assets of WOOD-TV and the LMA rights related to WOTV-TV (collectively, the "Grand Rapids Stations"), both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The Company had provided management services to the Grand Rapids Stations pursuant to a consulting agreement with AT&T. The total purchase price for the Grand Rapids Acquisition was approximately $142.4 million, including direct costs of the acquisition. The Grand Rapids Acquisition was funded by a combination of operating funds and $93.0 million of additional Tranche A term loan (see Note 9).

         The acquisition was accounted for as a purchase and accordingly, the purchase price, including direct costs of the acquisition, was allocated to the assets acquired and liabilities assumed based on their fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to intangible assets, primarily FCC licenses and network affiliations. The result of operations associated with the acquired assets and liabilities has been included in the accompanying consolidated financial statements from the date of acquisition. The acquisition is summarized as follows (in thousands):

                    Assets acquired and liabilities assumed

Working capital, including cash of $22,400 .........     $ 15,443
Property and equipment .............................       18,422
Other noncurrent assets, net .......................          424
Intangible assets ..................................      108,096
                                                         --------
Total acquisition ..................................     $142,385
                                                         ========

         PEGASUS BROADCASTING L.L.C. On October 19, 1999 the Company acquired from NBC and GECC, 100% of NBC's interest in Pegasus Broadcasting of San Juan, L.L.C. ("Pegasus Broadcasting"),

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements

the owner and operator of WAPA-TV, an independent station located in San Juan, Puerto Rico (the "Pegasus Acquisition"). The total purchase price for the Pegasus Acquisition was approximately $71.8 million in cash, including direct costs of the acquisition. As part of the acquisition, the Company assumed the LMA Agreements of WTIN-TV and WNJX-TV. These stations are currently programmed as satellite stations of WAPA-TV and are not separately programmed, similar to the Company's other LMA agreements. The Pegasus Acquisition was funded by a combination of operating funds and $60.0 million of borrowing under the Company's Tranche A incremental term loan facility (see Note 9). The acquisition was accounted for as a purchase and accordingly, the purchase price, including direct costs of the acquisition, was allocated to the assets acquired and liabilities assumed based on their fair values at the date of the acquisition. The result of operations associated with the acquired assets and liabilities has been included in the accompanying consolidated financial statements from the date of acquisition. The acquisition is summarized as follows (in thousands):

                    Assets acquired and liabilities assumed

Working capital, including cash of $1,891 .........         $  4,239
Property and equipment ............................           16,290
Noncurrent liabilities ............................           (1,946)
Intangible assets .................................           53,217
                                                            --------
Total acquisition .................................         $ 71,800
                                                            ========


         UNAUDITED PRO FORMA RESULTS OF ACQUISITIONS. The following summarizes unaudited pro forma consolidated results of operations as if the acquisition of LIN Television, the formation of the NBC Joint Venture, the Grand Rapids Acquisition, and the Pegasus Acquisition had taken place as of the beginning of the periods presented (in thousands):


                                                      Year Ended           Year Ended
                                                   December 31, 1999    December 31, 1998
                                                   -----------------    -----------------
Net revenues ..............................          $ 267,581           $ 283,507
Operating income ..........................             41,620              37,183
Net loss ..................................            (33,839)            (38,326)

         The pro forma data gives effect to actual operating results prior to the acquisition of LIN Television, the formation of the NBC Joint Venture, the Grand Rapids Acquisition, and the Pegasus Acquisition and adjustments to interest expense, amortization and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. The pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place as of the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

         KXTX-TV. On June 3, 1999, LIN Texas contributed all of the assets of KXTX-TV to Southwest Sports Group Holdings LLC, Inc. ("SSG"), a Texas limited liability company and an entity in which a partner of Hicks Muse has a substantial economic interest. In exchange, LIN Texas received 500,000 units of SSG's Series A Preferred Units, par value $100 per unit ("SSG Preferred Units"). The Company assigned a value of $47.0 million to the SSG Preferred Units at the time of the transaction. The SSG Preferred Units are entitled to receive non-liquidating distributions prior to any junior ranked units of SSG in an amount equal to $100 per Preferred Unit, minus the amount of previously made distributions, plus an amount of interest thereon at a rate of 6% per annum compounded annually beginning January 1, 1999. The Company has recorded $3.0 million of interest on the Series A Preferred Units. As of December 31, 1999, no distributions have been made with respect to the preferred units.

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements

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

     On August 1, 1998, LIN Texas and Southwest Sports Television Inc. ("SST"), an affiliate of SSG, entered into a Sub-Programming Agreement pursuant to which SST rendered certain services with respect to KXTX-TV in exchange for a management fee equal to the cash receipts of the station less operating and other expenses. Management fee expenses for 1999 and 1998 were $1.2 million and $8.0 million, respectively. The Sub-Programming Agreement terminated on June 3, 1999.

NOTE 4- BUSINESS DEVELOPMENTS:

     NETWORK AFFILIATIONS. On July 15, 1999, the Company entered into an amendment to its existing network agreement with American Broadcasting Company ("ABC"). This amendment calls for the Company to make payments to ABC for the rights to broadcast National Football League games. In exchange, the Company will receive eight additional prime time program spots per week. The Company operates three stations affiliated with ABC - WAND in Decatur, Illinois, WTNH in New Haven, Connecticut, and WOTV, an LMA station in Battle Creek, Michigan.

     On April 6, 1999, Fox Broadcasting Company ("Fox") informed the Company of its plan to reduce the inventory of the commercial time in Fox prime time programming allocated to its affiliates by approximately 22%, or to allow the affiliates to buy-back that inventory plus additional network inventory. The Company has one station affiliated with Fox -- WVBT, an LMA station in Norfolk, Virginia. WVBT-TV has elected to buy additional commercial time from Fox.

     WAND-TV EXCHANGE. On December 13, 1999, the Company entered into an agreement whereby the Company will exchange with Blade Communications Inc. a 67% interest in the assets of its television station WAND-TV, Decatur, Illinois for substantially all of the assets of WLFI-TV Inc. (the "WAND-TV Exchange"). Blade Communications Inc. owns and operates, and is the licensee of television station WLFI-TV, Lafayette, Indiana. This transaction is intended to qualify as a "like-kind exchange" for non-recognition of taxable income under Section 1031 of the Internal Revenue Code of 1986. This transaction is expected to close effective April 1, 2000.

NOTE 5 - RELATED PARTY TRANSACTIONS:

     ACQUISITION OF LIN TELEVISION. In connection with the Acquisition (see Note
3), LIN Holdings and LIN Television (collectively, the "Clients") entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of LIN Holdings and its subsidiaries for the then current fiscal year. Upon the acquisition by LIN Holdings and its subsidiaries of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of LIN Holdings and it subsidiaries. In no event shall the annual fee be less than $1.0 million. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to LIN Holdings or LIN Television. The fee for the year ended December

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements

31, 1999 was $1.1 million. The fee for the period from March 3, 1998 to December 31, 1998 was $833,000.

         In connection with the Acquisition, the Clients also entered into a ten-year agreement (the "Financial Advisory Agreement") with Hicks Muse Partners, pursuant to which Hicks Muse Partners received a financial advisory fee at the closing of the Acquisition as compensation for its services as financial advisor to the Clients in connection with the Acquisition. Hicks Muse Partners also is entitled to receive a fee equal to 1.5% of the "transaction value" (as defined below) for each "subsequent transaction" (as defined below) in which either LIN Holdings or LIN Television is involved. The term "transaction value" means the total value of the subsequent transaction, including without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar obligations assumed (or remaining outstanding). The term "subsequent transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving LIN Holdings or any of its subsidiaries, and any other person or entity. This fee for the year ended December 31, 1999 was approximately $3.0 million, related to the Grand Rapids Acquisition and Pegasus Acquisition, and was included in the total cost of these acquisitions. There were no such transaction fees in 1998.

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

         INVESTMENT IN SPECIAL SERVICES DELAWARE B, INC. In October 1998, the Company invested $7.1 million for 25% of the capital stock of Special Services Delaware B, Inc. ("SSDB"), a company that owned and leased an aircraft to AMFM Inc., an entity in which Hicks Muse has a substantial economic interest. Ranger Equity Holdings A Corp. ("Ranger A"), a subsidiary of Ranger Equity Holdings Corporation, ("Ranger"), a parent company, invested $21.4 million for the remaining 75% capital stock of SSDB. The Company accounts for its interest in SSDB using the equity method, as the company does not have a controlling interest. In June 1999, SSDB sold the aircraft to a third party and terminated the lease agreement with AMFM Inc. The sales proceeds from the aircraft were distributed to the shareholders as a liquidating dividend in proportion to their equity interests. The Company's portion of the liquidating dividend was $5.1 million. In addition, the Company received $2.1 million from AMFM Inc. that was recorded to other income net of the $2.0 million loss resulting from the write off of the balance of its investment.

         JOINT VENTURE WITH 21ST CENTURY GROUP LLC. In August 1999, the Company and 21st Century Group LLC ("21st Century"), an entity in which Hicks Muse has a substantial economic interest, announced the formation of a television station joint venture, Banks Broadcasting, LLC (the "Banks Broadcasting Joint Venture".) The Company and 21st Century also announced the first transaction of the Banks Broadcasting Joint Venture, the entry into a local marketing agreement to build and develop a new WB affiliate serving the Wichita, Kansas DMA. As of December 31, 1999, the Company has provided funding of $4.5 million in the form of an investment of $2.2 million and an advance of $2.3 million, to the Banks Broadcasting Joint Venture.

         WGRC, INC GUARANTEE. On December 20, 1999 the Company entered into an Amended and Restated Guarantee and Collateral Agreement (the "Guarantee Agreement") with Chase Manhattan Bank, as administrative agent, and the lenders named therein. Pursuant to the Guarantee Agreement, the

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements

Company will initially guaranteed a $50 million credit facility of WWLP, Inc. ("WWLP, Inc"). At December 31, 1999, no amount was outstanding under this credit facility. WWLP, Inc is one of several companies recently formed by Gary R. Chapman, President and CEO of LIN Television, the purpose of which are to acquire the broadcast license and operating assets of WWLP-TV from Benedek Broadcasting Corporation. The Company currently intends to enter into a management agreement with WGRC, Inc. to manage the station.

         HICKS MUSE RESTRUCTURING. On January 21, 2000, Thomas O. Hicks and Hicks, Muse filed an application with the FCC proposing to restructure the ownership of the Company in a manner in which the Company and the applicants believe would render the ownership interests of Thomas O. Hicks and other Hicks Muse principals nonattributable for the purposes of FCC ownership rules. The Company expects that the current attribution issues associated with the Hicks Muse ownership interests will be resolved upon the completion of the recapitalization.

NOTE 6 - JOINT VENTURE WITH NBC:

         The Company owns a 20% interest in the NBC Joint Venture (see Note 3) and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the NBC Joint Venture (in thousands):

                                               Period From
                                      Year Ended          March 3 to
                                  December 31, 1999    December 31, 1998
                                  -----------------    -----------------
Net revenues .................       $ 142,578              $ 119,849
Operating income .............          40,830                 28,438
Net loss .....................         (24,144)               (26,044)

                                        As of                As of
                                  December 31, 1999    December 31, 1998
                                  -----------------    -----------------
Current assets ...............       $     159              $   2,507
Non-current assets ...........         249,692                249,441
Current liabilities ..........             725                   --
Non-current liabilities ......         815,500                816,050


The financial position and operating results of the Company's other joint ventures are immaterial for all periods presented.

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


NOTE 7- PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following at December 31 (in thousands):

                                                             1999                  1998
                                                          -----------          -----------
Land and Land Improvements .........................      $    10,555          $     8,266
Buildings ..........................................           47,039               29,789
Broadcasting equipment .............................          117,224              108,169
                                                          -----------          -----------
                                                              174,818              146,224
Less Accumulated depreciation ......................          (29,936)             (14,466)
                                                          -----------          -----------
                                                          $   144,882          $   131,758
                                                          ===========          ===========


NOTE 8 - INTANGIBLE ASSETS:

         Intangible assets consisted of the following at December 31 (in thousands):


                                                             1999                  1998
                                                          -----------          -----------
FCC licenses and network affiliations ..............      $   944,020          $   807,029
Goodwill ...........................................          670,397              668,272
                                                          -----------          -----------
                                                            1,614,417            1,475,301
Less accumulated amortization ......................          (68,025)             (30,701)
                                                          -----------          -----------
                                                          $ 1,546,392          $ 1,444,600
                                                          ===========          ===========


NOTE 9- LONG-TERM DEBT:

         Long-term debt consisted of the following at December 31 (in thousands):

                                                             1999                  1998
                                                          -----------          -----------
Senior Credit Facilities ...........................      $   319,579          $   167,678
$300,000 8 3/8% Senior Subordinated Notes
due 2008 (net of a discount of $613) ...............          299,387              299,337
$325,000 10% Senior Discount Notes
due 2008 (net of a discount of $86,340) ............          238,660              216,565
                                                          -----------          -----------
Total  debt ........................................          857,626              683,580

Less current portion ...............................          (15,805)             (15,063)
                                                          -----------          -----------
Total long-term debt ...............................      $   841,821          $   668,517
                                                          ===========          ===========


         Interest rates associated with the Company's long-term debt are based on the prevailing prime rate or LIBOR rate plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if the Company selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Due to the frequent repricing of the borrowings, the book values of the liabilities at December 31, 1999 approximate market values.

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

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


Borrowings under the Senior Credit Facilities and part of the proceeds from the 8 3/8% Senior Subordinated Notes were used to repay LIN Television's existing debt.

         Borrowings under the Senior Credit Facilities bear interest at a rate based, at the option of the Company, on an adjusted LIBOR rate ("Adjusted LIBOR"), or the highest of the Agent's prime rates, certificate of deposits rate plus 1.00%, or the Federal Funds effective rate plus 1/2 of 1.00% (the "Alternate Base Rate"), plus an incremental rate based on the Company's financial performance. As of December 31, 1999, the interest rates on the $18 million revolving facility, $130 million Tranche A term loan, $60 million Tranche A incremental term loan and $114 million Tranche B term loan ranged from 7.00% to 8.35%, based on the Adjusted LIBOR. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.50%, based upon the Company's leverage ratio for that particular quarter on the unused portion of the loan commitment, in addition to annual agency and other administration fees.

         The obligations of the Company under the Senior Credit Facilities are unconditionally and irrevocably guaranteed, jointly and severally, by LIN Holdings and by each existing and subsequently acquired or organized subsidiary of the Company. In addition, substantially all of the assets of the Company and its subsidiaries are pledged as collateral against the performance of these obligations. Required principal repayments of amounts outstanding under the Senior Credit Facilities commenced on December 31, 1998. The Company's ability to make additional borrowings under the Senior Credit Facilities is subject to compliance with certain financial covenants, such as consolidated leverage and interest coverage, and other conditions set forth in the Credit Agreement.

SENIOR SUBORDINATED NOTES:

         On March 3, 1998, LIN Television issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 in a private placement for net proceeds of $290.3 million. Such Senior Subordinated Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are unsecured obligations of LIN Television without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly-owned subsidiaries of LIN Television. Interest on the Senior Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, commencing on September 1, 1998. The effective interest rate of the Senior Subordinated Notes is 8.9% on an annual basis.

SENIOR DISCOUNT NOTES:

         In connection with the Merger on March 3, 1998, LIN Holdings issued $325 million aggregate principal amount at maturity of 10% Senior Discount Notes due 2008 in a private placement. Such Senior Discount Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Discount Notes were issued at a discount and generated net proceeds of $192.6 million. The Senior Discount Notes are unsecured senior obligations and are not guaranteed. Cash interest will not accrue or be payable on the Senior Discount Notes prior to March 1, 2003. Thereafter, cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing on September 1, 2003. The effective interest rate of the Senior Discount Notes is 11.0% on an annual basis.

         The fair values of the Company's long-term debt are estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


                  The carrying amounts and fair values of long-term debt at December 31, 1999 and 1998 were as follows (in thousands):


                                       1999             1998
                                      -------          -------
       Carrying amount ............   857,626          683,580
       Fair value .................   824,142          695,241

NOTE 10 - STOCKHOLDERS' EQUITY:

Common Stock:

         The Company's capital structure includes one class of common stock with a par value of $.01 per share. All of the common stock is owned indirectly by Ranger. The common equity of Ranger is owned by affiliates of Hicks Muse, management and other co-investors.

Stock Option Plan:

         The Company participates in the Ranger Equity Holdings Corporation 1998 Stock Option Plan (the "1998 Option Plan"). Pursuant to the 1998 Option Plan nonqualified options have been granted to certain directors, officers and key employees of the Company in 1998 and 1999. Prior to March 2, 1998, nonqualified options in the stock of LIN Television were granted to certain directors, officers and key employees of the Predecessor pursuant to the LIN Television 1994 Adjustment Stock Incentive Plan, the LIN Television Amended and Restated 1994 Stock Incentive Plan and the LIN Television 1994 Nonemployee Director Stock Incentive, each of which were terminated, and all options granted under each cancelled, effective March 2, 1998.

         Options granted pursuant to the 1998 Option Plan are generally not exercisable until one year after the date of grant, have vesting terms of four to five years and expire ten years from the date of grant.

         Pro Forma information regarding net income as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997: a risk free interest rate of 5.92%; a volatility factor of .30; and a weighted-average expected life of the options of seven years. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock option grants, net income (loss) would have been changed to the pro forma amounts indicated below (in thousands):



                                                       Period From         Predecessor        Predecessor
                                   Year Ended           March 3 -         Period  From       Year Ended
                                  December 31,        December 31,         January 1-         December 31,
                                     1999                 1998            March 2, 1998         1997
                                  -----------         ------------        -------------      --------------
Pro forma net income (loss)       $ (34,026)           $ (27,259)         $ (2,744)            $ 45,532

A summary of the Company's stock option activity and related information for the period from January 1 to March 2, 1998, and the year ended December 31, 1997, is as follows:

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements



                                                          Period  from
                                                          January 1 -                         Year ended
                                                          March 2, 1998                   December 31, 1997
                                                 ----------------------------        -----------------------------
                                                                     Weighted                             Weighted
                                                                     Average                               Average
                                                                     Exercise                              Exercise
                                                   Options            Price             Options              Price
                                                   -------            -----             -------              -----
Options outstanding beginning of period ...       2,372,433           $26.75           1,859,798           $26.75
Granted ...................................            --               --               662,400            41.08
Exercised .................................            --               --              (120,995)           23.32
Acquisition of LIN Television .............      (2,372,433)           26.75                --               --
Canceled or expired .......................            --               --               (28,770)           22.28
                                                  ---------           ------           ---------           ------
Options outstanding end of period .........            --               --             2,372,433            31.02
                                                  =========           ======           =========           ======
Exercisable at end of period ..............            --               --             1,013,187           $25.96


     The weighted average fair value of options granted during 1997 was $18.61 per share. As of December 31, 1997, 1,681,867 options were available for grant under the Predecessor's option plans.

     The Company participates in the Ranger Equity Holdings Corporation 1998 Stock Option Plan, administered by its parent company Ranger. During the period from March 3, 1998 to December 31, 1999, 50,901,376 options and phantom stock units underlying the stock of Ranger were granted to certain of the Company's employees and directors. As of December 31, 1999 and 1998, 49,552,858 and 49,452,858 options and phantom stock units, respectively, each with a weighted average exercise price $0.61 remained outstanding. As of December 31, 1999, 25,677,132 options and phantom stock units with an average exercise price of $0.61 were exercisable. As of December 31, 1998, 13,952,747 options and phantom stock units with an average exercise price of $0.61 were exercisable.

NOTE 11 - INCOME TAXES:

     Subsequent to the Merger, the Company was included in the consolidated federal income tax return filed by Ranger. Pursuant to the tax-sharing agreement between the Company and Ranger, tax liabilities and benefits were determined as if Ranger and the Company were each separate and independent entities. As of December 31, 1999 no amounts were due to or receivable from the Company under the tax sharing agreement.

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements

Provision for (benefit from) income taxes included in the accompanying consolidated statements of operations consisted of the following at December 31 (in thousands):


                                                               Period From        Predecessor       Predecessor
                                              Year Ended        March 3 -         Period from        Year Ended
                                              December 31,     December 31,       January 1-        December 31,
                                                  1999             1998           March 2, 1998         1997
                                              -----------      -----------        -------------     -----------
Current:
Federal ..................................       $  --             $  --             $ 1,740          $ 29,325
State ....................................           340             1,140                63             1,223
                                                 -------           -------           -------          --------
                                                     340             1,140             1,803            30,548
                                                 -------           -------           -------          --------
Deferred:
Federal ..................................        (3,550)           (4,197)            1,815               210
State ....................................          (825)             (595)               92              (156)
Foreign ..................................           996              --                --                --
                                                 -------           -------           -------          --------
                                                  (3,379)           (4,792)            1,907                54
                                                 -------           -------           -------          --------
                                                 $(3,039)          $(3,652)          $ 3,710          $ 30,602
                                                 =======           =======           =======          ========

The following table reconciles the amount that would be provided (benefited) by applying the 35% federal statutory rate to income (loss) before provision for (benefit from) income taxes to the actual provision for (benefit from) income taxes (in thousands):



                                                                   Period From    Predecessor      Predecessor
                                                    Year Ended      March 3 -     Period from     Year Ended
                                                    December 31,   December 31,   January 1-      December 31,
                                                        1999           1998       March 2, 1998       1997
                                                    -----------    -----------    -------------   -------------
Provision (benefit) assuming federal statutory
rate .........................................       $(12,973)        $(10,693)      $   338        $27,548
State taxes, net of federal tax benefit ......           (315)             354            41            846
Amortization .................................          9,379            5,431           180          1,077
Merger expenses ..............................           --               --           3,017           --
Other ........................................            870            1,256           134          1,131
                                                     --------         --------       -------        -------
                                                     $ (3,039)        $ (3,652)      $ 3,710        $30,602
                                                     ========         ========       =======        =======

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements



          The components of the deferred tax liability are as follows at December 31 (in thousands):

                                              1999                1998
                                           ---------            --------
Deferred tax liabilities
Intangible assets ....................     $ 506,376            $ 502,898
Property and equipment ...............        21,834               21,924
Investments ..........................        11,208                   --
                                           ---------            ---------
                                             539,418              524,822
                                           ---------            ---------
Deferred tax assets
Net operating loss carryforwards .....       (16,647)                  --
Valuation allowance ..................         7,661                   --
Other ................................        (6,109)              (5,615)
                                           ---------            ---------
                                             (15,095)              (5,615)
                                           ---------            ---------
Net deferred tax liabilities .........     $ 524,323            $ 519,207
                                           =========            =========

          Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.

          A valuation allowance of approximately $7.7 million was established against the Company's deferred tax assets during 1999. The valuation allowance relates to certain acquired net operating loss carryovers in Puerto Rico resulting from the Pegasus Acquisition. The Company has determined that it is more likely than not that these deferred tax assets will not be realized.

          At December 31, 1999, the Company had a federal net operating loss carryforward of approximately $25.7 million that begins to expire in 2019. The net operating loss carryforward in Puerto Rico of approximately $19.6 million will expire between 2000 and 2005. The loss carryovers in Puerto Rico have been fully offset by a valuation allowance.

NOTE 12 - RETIREMENT PLANS:

         The Company is the sponsor of the LIN Television Corporation Retirement Plan (the"Retirement Plan"). The Retirement Plan is a noncontributory defined benefit retirement plan covering employees of the Company who meet certain requirements, including length of service and age. Pension benefits vest on completion of five years of service and are computed, subject to certain adjustments, by multiplying 1.25% of the employee's last three years' average annual compensation by the number of years of credited service. The assets of the pension plan are invested primarily in long-term fixed income securities, large and small cap U.S. equities, and international equities. The Company's policy is to fund at least the minimum requirement and is further based on legal requirements and tax considerations. No funding was required for the Retirement Plan during 1999, 1998 and 1997.

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

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements
                                 RETIREMENT PLAN
                   (amounts in thousands, except percentages)


                                                             Period from        Predecessor       Predecessor
                                              Year Ended      March 3 -         Period from       Year Ended
                                              December 31,   December 31,       January 1 -       December 31,
                                                 1999            1998           March 2, 1998        1997
                                              -----------    -----------        -------------     ------------
Change in benefit obligation

Benefit obligation, beginning of period        $ 60,048         $ 53,253         $ 52,440         $ 47,339
Service cost ...........................            955              614              176              820
Interest cost ..........................          3,942            3,044              600            3,398
Plan amendments ........................           --               --               --               (496)
Actuarial loss (gain) ..................        (10,052)           5,298              296            2,875
Curtailments ...........................           --               (682)            --               --
Benefits paid ..........................         (1,468)          (1,479)            (260)          (1,496)
                                               --------         --------         --------         --------
Benefit obligation, end of period ......       $ 53,425         $ 60,048         $ 53,252         $ 52,440
                                               ========         ========         ========         ========

Change in plan assets
Fair value of plan assets, beginning of
period .................................       $ 63,965         $ 61,686         $ 58,015         $ 50,631
Actual return on plan assets ...........          6,782            3,758            3,931            8,880
Benefits paid ..........................         (1,468)          (1,479)            (260)          (1,496)
                                               --------         --------         --------         --------
Fair value of plan assets, end of period       $ 69,279         $ 63,965         $ 61,686         $ 58,015
                                               ========         ========         ========         ========

Funded status of the plan ..............       $ 15,854         $  3,917         $  8,434         $  5,575
Unrecognized actuarial gain ............        (19,363)          (7,039)         (11,898)          (8,913)
Unrecognized prior service cost ........              9              228              988            1,124
Unrecognized net transition asset ......           (627)            (940)          (1,201)          (1,253)
                                               --------         --------         --------         --------
Total amount recognized ................       $ (4,127)        $ (3,834)        $ (3,677)        $(3,467)
                                               ========         ========         ========         ========
Accrued benefit liability ..............       $ (4,127)        $ (3,834)        $ (3,677)        $ (3,467)
                                               ========         ========         ========         ========
Assumptions as of period end
Discount rate ..........................           7.50%            6.50%            7.00%           7.00%
Expected return on plan assets .........           8.25%            8.25%            8.00%           8.00%
Rate of compensation increase ..........           5.00%            5.00%            5.00%           5.00%
Health care cost trend rate ............            n/a              n/a              n/a             n/a

Net periodic cost
Service cost ...........................       $    955         $    614         $    176         $    820
Interest cost ..........................          3,942            3,044              600            3,398
Expected return on assets ..............         (4,510)          (3,318)            (650)          (3,655)
Prior service cost amortization ........            219              503              136              815
Transition amount recognized ...........           (313)            (261)             (52)            (313)
Curtailment gain .......................           --               (426)            --
                                               --------         --------         --------         --------
Net periodic cost ......................       $    293         $    156         $    210         $  1,065
                                               ========         ========         ========         ========

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements
                      SUPPLEMENTAL BENEFITS RETIREMENT PLAN
                   (amounts in thousands, except percentages)


                                                             Period from     Predecessor     Predecessor
                                              Year Ended      March 3 -      Period from     Year Ended
                                              December 31,   December 31,    January 1 -     December 31,
                                                 1999            1998        March 2, 1998      1997
                                              -----------    -----------     -------------   ------------

Change in benefit obligation

Benefit obligation, beginning of period ...   $ 1,891         $ 1,987         $ 1,801         $ 1,168
Service cost ..............................       180             118              34             143
Interest cost .............................       127              93              22             113
Actuarial loss (gain) .....................      (510)            204             130             377
Curtailments ..............................      --              (511)           --              --
                                              -------         -------         -------         -------
Benefit obligation, end of period .........   $ 1,688         $ 1,891         $ 1,987         $ 1,801
                                              =======         =======         =======         =======

Funded status of the plan .................   $(1,688)        $(1,891)        $(1,987)        $(1,801)
Unrecognized actuarial gain ...............       (58)            468             785             665
Unrecognized prior service cost ...........         6               8              12              12
Unrecognized net transition asset .........       (33)            (49)            (62)            (65)
                                              -------         -------         -------         -------
Total amount recognized ...................   $(1,773)        $(1,464)        $(1,252)        $(1,189)
                                              =======         =======         =======         =======
Accrued benefit liability .................   $(1,773)        $(1,464)        $(1,252)        $(1,189)
                                              =======         =======         =======         =======
Assumptions as of period end
Discount rate .............................      7.50%           6.50%           7.00%          7.00%
Expected return on plan assets ............      8.25%           8.25%           8.00%          8.00%
Rate of compensation increase .............      5.00%           5.00%           5.00%          5.00%
Health care cost trend rate ...............       n/a             n/a             n/a            n/a

Net periodic cost
Service cost ..............................   $   180         $   118         $    34         $   143
Interest cost .............................       127              92              22             113
Prior service cost amortization ...........         2               3            --                 2
Actuarial Loss (Gain) Recognized ..........        16              10              10              42
Transition amount recognized ..............       (16)            (14)             (3)            (16)
Curtailment gain ..........................      --                 3            --              --
                                              -------         -------         -------         -------
Net periodic cost .........................   $   309         $   212         $    63         $   284
                                              =======         =======         =======         =======

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


NOTE 13 - COMMITMENTS & CONTINGENCIES:

Commitments:

         The Company leases land, buildings, vehicles and equipment under noncancelable operating lease agreements that expire at various dates through 2016. Commitments for noncancelable operating lease payments are as follows (in thousands):


Year
------
2000 .................................   $1,610
2001 .................................    1,490
2002 .................................    1,379
2003 .................................    1,341
2004 .................................      997
Thereafter ...........................    2,867
                                         ------
                                         $9,684
                                         ======


         Rent expense included in the consolidated statements of operations was $1.4 million for the year ended December 31, 1999, $100,000 for the period from January 1, 1998 to March 2, 1998, $1.1 million for the period from March 3, 1998 to December 31, 1998, and $1.2 million for the year ended December 31, 1997.

         The Company has also entered into commitments for future syndicated news, entertainment, and sports programming. Future payments associated with these commitments are as follows (in thousands):

     Year
     ----
      2000 .........................     $ 3,200
      2001 .........................       7,268
      2002 .........................       6,545
      2003 .........................       4,501
      2004 .........................       3,962
      Thereafter ...................       3,130
                                         -------
                                         $28,606
                                         =======



Contingencies:

         Changes in FCC ownership rules. Effective November 16, 1999, the Federal Communications Commission (the "FCC") significantly revised certain of its broadcast ownership regulations. Among the FCC actions were: 1) relaxing the current "duopoly" rule to permit substantially more frequent waivers of the rule and permitting ownership of two television stations in a local market under certain circumstances; 2) determining that television local marketing agreements
(LMAs) were equivalent to ownership for purposes of the local ownership rules and thus permissible only where ownership was permissible; 3) grandfathering television LMAs entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking to be initiated no sooner than 2004 examining whether it would be in the public interest to permit such combinations to continue; 4) permitting the free transferability of grandfathered LMAs during the grandfather period but limiting the transferability of television duopolies where one entity owns both stations; and 5) modifying the FCC's radio-television cross-ownership rules to permit the possession of "attributable" ownership interests in a maximum of two television stations and six radio stations in larger markets and two television and four radio stations in smaller markets.

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


         The new rules are still subject to potentially significant amendments in response to numerous petitions for reconsideration from parties seeking on the one hand to make them more restrictive and on the other to relax them further, and are expected to be the subject of a variety of judicial challenges. As the rules are currently formulated, management believes that: 1) the four LMAs the Company has entered into in the Grand Rapids, New Haven, Austin and Norfolk markets are grandfathered; 2) these four combinations are probably eligible for waivers of the duopoly rule and the Company will likely be able to convert those LMAs to ownership interests through the exercise of option rights with respect to each of those stations prior to the expiration of the grandfather period; and 3) the rules permit the continued cross-ownership by the Company and AMFM Inc., respectively, of the television and radio stations currently owned by those companies in the Grand Rapids, Hartford-New Haven, Austin, and Indianapolis markets. (Stations owned by the Company and AMFM Inc. are each attributable to the other company for purposes of the radio-television cross-ownership rule.) There can be no assurances however that the rules will be implemented or interpreted in such a manner. The Company is still evaluating whether and when to exercise its options to purchase each of the LMA stations.

         Other Contingencies. In September 1999, AMFM Inc., which owns more than 400 radio stations, announced its intention to merge with Clear Channel Communications Inc ("Clear Channel"), a company that owns more than 500 radio stations and 19 television stations. The television and radio interests owned by the proposed combined entity would also be attributable to the Company for purposes of the radio-television cross-ownership rule and the television duopoly rule. Clear Channel has announced its intention to make whatever divestitures are necessary to bring it into compliance with the FCC's ownership rules prior to the merger but the ownership interests of Clear Channel could in the future limit the ability of the Company to acquire more television stations. In addition, Hicks, Muse has agreed to restructure its ownership interests in LIN in a manner that the Company believes will render those interests nonattributable for purposes of FCC regulations (See Hicks Muse Restructuring).

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

         In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 1999 is likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


NOTE 14 - LOCAL MARKETING AGREEMENTS:

         The Company entered into LMAs with the owners of KNVA-TV in Austin, Texas in August 1994; WBNE-TV in New Haven-Hartford, Connecticut in December 1994; WVBT-TV in Norfolk-Portsmouth, Virginia in December 1994; WOTV-TV in Grand Rapids-Kalamazoo-Battle Creek, Michigan in June 1999; and WTIN-TV and WJNX-TV in San Juan, Puerto Rico in October 1999. The LMA's in Puerto Rico are currently programmed as satellite stations of WAPA-TV and are not separately programmed similar to the Company's other LMA agreements. Under the LMAs, the Company is required to pay fixed periodic fees and incur programming and operating costs relating to the LMA stations, but retains all advertising revenues.

         The Company has also entered into option and put agreements that would enable or require the Company to purchase the stations for a fixed amount under certain conditions. The aggregate purchase price for the purchase options was approximately $1.5 million. Given the recent changes in FCC ownership rules, the Company, at the option of the parties involved in the LMA contracts, could be required to purchase certain of the LMA stations. Potential commitments for fulfilling the put options totaled a maximum of $12.2 million, subject to adjustments for monthly rental payments and outstanding loans, at December 31, 1999.

          Future minimum fees required under all six of these LMAs are as follows (in thousands):

      Year
      ----
      2000                               $ 2,303
      2001                                 2,315
      2002                                 2,217
      2003                                 1,559
      2004                                 1,055
      Thereafter                             684
                                         -------
      Total                              $10,133
                                         =======

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


NOTE 15 - UNAUDITED QUARTERLY DATA (in thousands):

                                                             Second          Third           Fourth
                                           First Quarter     Quarter         Quarter         Quarter
                                           -------------     -------         -------         -------
1999 - COMPANY
Net revenues ........................       $ 44,610        $ 56,629        $ 52,377        $ 70,830
Operating income (loss) .............         (1,011)         11,738           6,333          18,930
Net loss ............................       $(15,171)       $ (6,797)       $(10,662)       $ (1,396)

1998 - COMBINED COMPANY / PREDECESSOR
Net revenues ........................       $ 60,015        $ 61,777        $ 55,778        $ 55,770
Operating income ....................         14,730          11,741           4,566           8,937
Net loss ............................       $ (5,973)       $ (5,736)       $(12,987)       $ (5,307)

1997 - PREDECESSOR
Net revenues ........................       $ 61,662        $ 83,305        $ 71,911        $ 74,641
Operating income ....................         17,117          30,468          25,129          34,741
Net income ..........................       $  7,137        $ 15,550        $  9,935        $ 15,485



NOTE 16 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                                   Predecessor      Predecessor
                                                                                  Period from      Period From
                                                                 Year Ended         March 3 -       January 1 -    Year Ended
                                                              December 31,1999   December 31,1998  March 2, 1998   December 31,1997
                                                              ----------------   ----------------  -------------   ----------------
Cash paid for interest ....................................      $  43,732        $    23,059        $2,895           $20,608
Cash paid for income taxes ................................            599              1,075            46            26,092

SCHEDULE OF NONCASH INVESTING ACTIVITIES
Value of preferred units received on disposal of KXTX-TV...         47,000               --

In March 1998, Ranger acquired LIN Television Corporation
for approximately $1.7 billion. In conjunction with this
acquisition, liabilities were assumed as follows:
   Fair value of assets acquired and
      intangible assets ....................................          --          $ 1,798,652          --                --
   Cash paid ...............................................          --           (1,176,359)         --                --
                                                                 ---------        -----------        ------           -------
      Liabilities assumed ..................................          --          $   622,293          --                --
                                                                 =========        ===========        ======           =======
In June 1999, the Company acquired WOOD-TV and the LMA
rights related to WOTV-TV for approximately $142.4 million.
In conjunction with this acquisition, liabilities were
assumed as follows:
   Fair value of assets acquired and intangible assets......     $ 158,146               --            --                --
   Cash paid ...............................................      (142,385)              --            --                --
                                                                 ---------        -----------        ------           -------
      Liabilities assumed ..................................     $  15,761               --            --                --
                                                                 =========        ===========        ======           =======
In October 1999, the Company acquired Pegasus Broadcasting
of San Juan, LLC. for approximately $71.8 million In
conjunction with this acquisition, liabilities were assumed
as follows:
   Fair value of assets acquired and intangible assets......     $  89,575               --            --                --
   Cash paid ...............................................       (71,800)              --            --                --
                                                                 ---------        -----------        ------           -------
      Liabilities assumed ..................................     $  17,775               --            --                --
                                                                 =========        ===========        ======           =======

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of LIN Television Corporation:

     In our opinion, the consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of LIN Television Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period from March 3, 1998 (date of acquisition) to December 31, 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 4, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of LIN Television Corporation:

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

Boston, Massachusetts
February 17, 1999

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
LIN TELEVISION CORPORATION

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of LIN Television Corporation for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of LIN Television Corporation for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                             ERNST & YOUNG LLP

Fort Worth, Texas
January 19, 1998

                           LIN TELEVISION CORPORATION
                           Consolidated Balance Sheets
                     (In thousands, except number of shares)



                                                                                   December 31,      December 31,
                                                                                       1999              1998
                                                                                   -----------       -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $    17,699       $    41,349
   Accounts receivable, less allowance for doubtful accounts (1999 - $1,918;
   1998 - $1,880)                                                                       55,515            40,917
   Program rights                                                                       13,601             9,671
   Other current assets                                                                  6,988               916
                                                                                   -----------       -----------
        Total current assets                                                            93,803            92,853
Property and equipment, net                                                            144,882           131,758
Deferred financing costs                                                                31,120            35,109
Investment in joint ventures                                                            65,771            70,692
Investment in SSDB                                                                          --             7,125
Investment in Southwest Sports Group, at cost plus accrued interest                     50,000                --
Program rights                                                                           4,552             4,636
Intangible assets, net                                                               1,546,392         1,444,600
Other noncurrent assets                                                                  5,732             2,405
                                                                                   -----------       -----------
             Total Assets                                                          $ 1,942,252       $ 1,789,178
                                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $     7,477       $     8,917
   Program obligations                                                                  13,336             9,990
   Accrued income taxes                                                                  4,750            10,035
   Current portion of long-term debt                                                    15,805            15,063
   KXTX Management fee payable                                                              --             4,175
   Accrued interest expense                                                             10,494             9,154
   Other accruals                                                                       27,389            18,548
                                                                                   -----------       -----------
Total current liabilities                                                               79,251            75,882
Long-term debt, excluding current portion                                              603,161           451,952
Deferred income taxes                                                                  533,309           519,207
Program obligations                                                                      5,819             4,640
Other noncurrent liabilities                                                             7,050             6,535
                                                                                   -----------       -----------
        Total liabilities                                                            1,228,590         1,058,216
                                                                                   -----------       -----------

Commitments and Contingencies (Note 5, Note 13 and Note 14)

Stockholders' equity:
   Preferred stock, $0.01 par value: No Shares Authorized                                   --                --
   Common stock, $0.01 par value: Authorized, issued and outstanding shares -
   (1999 - 1,000,  1998 - 1,000)                                                            --                --
   Additional paid-in capital                                                          748,054           746,522
   Accumulated deficit                                                                 (34,392)          (15,560)
                                                                                   -----------       -----------
        Total stockholders' equity                                                     713,662           730,962
                                                                                   -----------       -----------
             Total liabilities and stockholders' equity                            $ 1,942,252       $ 1,789,178
                                                                                   ===========       ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                           LIN TELEVISION CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)




                                                                                                    Predecessor       Predecessor
                                                                                                   -------------   -----------------
                                                                                  Period from       Period from
                                                              Year Ended           March 3 -        January 1 -       Year Ended
                                                           December 31, 1999   December 31, 1998   March 2, 1998   December 31, 1997
                                                           -----------------   -----------------   -------------   -----------------
Net revenues ............................................      $224,446            $189,536           $43,804          $291,519

Operating costs and expenses:
   Direct operating .....................................        57,292              48,812            11,117            70,746
   Selling, general and administrative ..................        49,123              42,168            11,701            63,473
   Corporate ............................................         7,900               7,130             1,170             6,763
   KXTX management fee ..................................         1,178               8,033                --                --
   Amortization of program rights .......................        15,029              10,712             2,743            15,596
   Depreciation and amortization of intangible assets ...        57,934              45,199             4,581            24,789
   Tower write-offs .....................................            --                  --                --             2,697
                                                               --------            --------           -------          --------
Total operating costs and expenses ......................       188,456             162,054            31,312           184,064
                                                               --------            --------           -------          --------

Operating income ........................................        35,990              27,482            12,492           107,455

Other (income) expense:
   Interest expense .....................................        45,315              35,577             2,764            21,340
   Investment income ....................................        (3,280)             (1,220)              (98)           (1,332)
   Share of loss in joint ventures ......................         5,488               6,037               244             1,532
   Loss on disposition of KXTX-TV .......................         2,212                  --                --                --
   Merger expense .......................................            --                  --             8,616             7,206
   Other, net ...........................................           (54)                 --                --                --
                                                               --------            --------           -------          --------
Total other expense, net ................................        49,681              40,394            11,526            28,746
                                                               --------            --------           -------          --------

Income (loss) before provision for
   Income taxes .........................................       (13,691)            (12,912)              966            78,709
Provision for income taxes ..............................         5,141               2,648             3,710            30,602
                                                               --------            --------           -------          --------

Net income (loss) .......................................      $(18,832)           $(15,560)          $(2,744)         $ 48,107
                                                               ========            ========           =======          ========




   The accompanying notes are an integral part of the consolidated financial statements.

                           LIN TELEVISION CORPORATION
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)






                                                          Common Stock                      Additional                     Total
                                                      --------------------     Treasury      Paid-in      Accumulated  Stockholders'
                                                       Shares      Amount       Stock        Capital        Deficit       Equity
                                                       ------      ------       -----        -------        -------       ------
Balance at December 31, 1996  (Predecessor)            29,717         297                     276,997      (138,846)      138,448
    Net income                                             --          --                          --        48,107        48,107
    Treasury stock purchases                               --          --     $    (816)           --            --          (816)
    Treasury stock reissuances                             --          --           813            --          (169)          644
    Proceeds from exercises of stock options
         and issuance of Employee Stock
         Purchase Plan shares                             140           2            --         3,633            --         3,635
    Tax benefit from exercises of stock
         options                                           --          --            --         2,547            --         2,547
                                                       ------     -------     ---------     ---------     ---------     ---------
Balance at December 31, 1997  (Predecessor)            29,857         299            (3)      283,177       (90,908)      192,565
    Net loss  (Jan 1-Mar 2)                                --          --            --            --        (2,744)       (2,744)
    Proceeds from exercises of stock options
         and issuance of Employee Stock
         Purchase Plan shares (Jan 1-Mar 2)                29          --            --         1,071            --         1,071
    Tax benefit from exercises of stock
         options  (Jan 1-Mar 2)                            --          --            --        10,714            --        10,714
                                                       ------     -------     ---------     ---------     ---------     ---------
Balance at March 2, 1998  (Predecessor)                29,886         299            (3)      294,962       (93,652)      201,606
    Net loss                                               --          --            --            --       (15,560)      (15,560)
    Acquisition of LIN Television Corporation
         and contribution of KXAS-TV to NBC
         Joint Venture                                (29,886)       (299)            3      (294,962)       93,652      (201,606)
    Equity contribution                                     1          --            --       744,977            --       744,977
    Proceeds from capital contributions                    --          --            --         1,000            --         1,000
    Payments on exercises of phantom stock units           --          --            --           (95)           --           (95)
    Tax benefit from exercises of stock
         options                                           --          --            --           640            --           640
                                                       ------     -------     ---------     ---------     ---------     ---------
Balance at December 31, 1998                                1          --            --       746,522       (15,560)      730,962
    Net loss                                               --          --            --            --       (18,832)      (18,832)
    Payments on exercises of phantom stock units           --          --            --          (171)           --          (171)
    Tax benefit from exercises of stock
         options                                           --          --            --         1,703            --         1,703
                                                       ------     -------     ---------     ---------     ---------     ---------
Balance at December 31, 1999                                1     $    --     $      --     $ 748,054     $ (34,392)    $ 713,662
                                                       ======     =======     =========     =========     =========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                            LIN TELEVISION CORPORATION
                     Consolidated Statements of Cash Flows
                                 (In thousands)



                                                                                                    Predecessor      Predecessor
                                                                                                    -----------      -----------
                                                                                   Period from      Period From
                                                                Year Ended          March 3 -       January 1 -      Year Ended
                                                             December 31, 1999  December 31, 1998  March 2, 1998  December 31, 1997
                                                             -----------------  -----------------  -------------  -----------------
Operating activities:
Net income (loss)                                               $ (18,832)         $   (15,560)      $ (2,744)        $ 48,107
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
     Depreciation and amortization (including amortization
     of financing costs and note discounts)                        62,073               48,564          4,714           25,688
     Amortization of program rights                                15,029               10,712          2,743           15,596
     Interest on SSG preferred units                               (3,000)                  --             --               --
     Loss on disposition of KXTX-TV                                 2,212                   --             --               --
     Tax benefit from exercises of stock options                    1,703                  640         10,714            2,547
     Deferred income taxes                                         (8,537)              (4,112)         1,907               54
     Net loss (gain) on disposition of assets                        (545)                 (49)            19            3,067
     Program payments                                             (15,293)             (10,497)        (4,157)         (13,179)
     Share of loss in joint ventures                                5,488                6,037            244            1,532
     Provision for doubtful accounts                                   38                 (108)            98              237
     Changes in operating assets and liabilities, net of
      acquisitions and disposals:
          Accounts receivable                                     (10,786)              (7,836)         7,695           (5,216)
          Program rights, net of program obligations                 (247)                 436            (45)               4
          Other assets                                            (15,837)              20,163        (19,102)          (3,980)
          Accounts payable                                         (1,606)               1,209          1,187              178
          Accrued income taxes                                     (2,741)               6,666          1,777              926
          Accrued interest expense                                   (194)               4,175             74             (166)
          KXTX Management Fee Payable                              (4,175)               9,154             --               --
          Other accruals                                           17,138               (4,303)         3,292            6,296
                                                                ---------          -----------       --------         --------
Net cash provided by operating activities                          21,888               65,291          8,416           81,691
                                                                ---------          -----------       --------         --------
Investing activities:
Capital expenditures                                              (18,191)             (21,498)        (1,221)         (20,605)
Proceeds from asset disposals                                       6,560                   64              3            7,045
Investment in SSDB                                                  7,125               (7,125)            --               --
Investment in joint ventures                                       (2,229)                (250)          (250)          (1,500)
Acquisition of WOOD-TV and WOTV-TV, net of cash acquired         (119,985)                  --             --               --
Acquisition of WAPA-TV, net of cash acquired                      (69,909)                  --             --               --
Acquisition of LIN Television Corporation, net of cash
acquired                                                               --           (1,724,281)            --               --
Local Marketing Agreement Expenditures                               (640)                (775)            --               --
                                                                ---------          -----------       --------         --------
Net cash used in investing activities                            (197,269)          (1,753,865)        (1,468)         (15,060)
                                                                ---------          -----------       --------         --------

Financing activities:
Proceeds (payments) on exercises of stock options and
phantom stock units and issuance of employee stock purchase
plan shares                                                          (171)                 (95)         1,071            4,279
Principal payments on long-term debt                              (19,098)            (262,323)            --          (90,000)
Proceeds from long-term debt                                      171,000              469,298             --               --
Loan fees incurred on long-term debt                                   --              (38,434)            --               --
Proceeds from GECC note                                                --              815,500             --               --
Proceeds (payments) for sale (purchase) of common stock                --              744,977             --             (816)
Proceeds from capital contribution                                     --                1,000             --               --
                                                                ---------          -----------       --------         --------
Net cash provided by financing activities                         151,731            1,729,923          1,071          (86,537)
                                                                ---------          -----------       --------         --------

Net increase (decrease) in cash and cash equivalents              (23,650)              41,349          8,019          (19,906)
Cash and cash equivalents at the beginning of the period           41,349                   --          8,046           27,952
                                                                ---------          -----------       --------         --------
Cash and cash equivalents at the end of the period              $  17,699          $    41,349       $ 16,065         $  8,046
                                                                =========          ===========       ========         ========


   The accompanying notes are an integral part of the consolidated financial statements.

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 1 - BACKGROUND:

         LIN Television Corporation ("LIN Television"), together with its subsidiaries (together, the "Company"), is a television station group operator in the United States and Puerto Rico that owns nine television stations, eight of which are network-affiliated television stations. Additionally, the Company has local marketing agreements ("LMAs") under which it programs four other stations in the markets in which it operates.

         The Company owns and operates three CBS affiliates, three NBC affiliates, two ABC affiliates and one independent station in San Juan, Puerto Rico (collectively, the "LIN Core Stations"). The Company also programs four additional network-affiliated television stations pursuant to LMAs (the "LIN LMA Stations"). Additionally, the Company holds an approximate 20% equity interest in a joint venture with NBC (the "NBC Joint Venture"). The NBC Joint Venture consists of KXAS-TV, an NBC affiliate station in Dallas-Fort Worth, Texas and KNSD-TV, an NBC affiliate in San Diego, California. NBC operates the stations owned by the NBC joint venture pursuant to a management agreement. The Company is also the owner and operator of 28 low-power television stations ("LPTV's").

         LIN Holdings was formed on July 18, 1997. On March 3, 1998, LIN Holdings, through its wholly-owned subsidiary LIN Acquisition Corporation ("LIN Acquisition"), acquired LIN Television Corporation.

         All of the Company's consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Subordinated Notes and the Senior Credit Facilities (see Note 9) on a joint and several basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below:

Principles of Consolidation:

         The accompanying consolidated financial statements include the accounts of LIN Holdings and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:

         The management of the Company is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto, in order to conform with generally accepted accounting principles. The Company's actual results could differ from these estimates.

Cash and Cash Equivalents:

         Cash equivalents consist of highly liquid, short-term investments that have maturity of three months or less when purchased. The Company's excess cash is invested primarily in commercial paper.

Property and Equipment:

         Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally 20 to 30 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. The Company recorded amortization and depreciation expense in the amount of $19.2 million in 1999, $2.3 million for the period from January 1, 1998 to March 2, 1998, $14.5 million for the period from March 3, 1998 to December 31, 1998, and $12.3 million in 1997.

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements



Joint Ventures:

         The Company's investments in joint ventures are accounted for on the equity method, as the Company does not have a controlling interest. Accordingly, the Company's share of the net losses of its joint ventures is included in consolidated net income (loss).

Revenue Recognition:

         Broadcast revenue is recognized during the period in which advertising is aired. Barter revenue is recognized based on the estimated fair value of the product or service rendered.

Advertising Expense:

         The cost of advertising is included in selling, general and administrative costs and is expensed as incurred. The Company incurred advertising costs in the amount of $4.2 million in 1999, $1.7 million for the period from January 1, 1998 to March 2, 1998, $3.1 million for the period from March 3, 1998 to December 31, 1998, and $5.6 million in 1997.

Intangible Assets:

         Intangible assets include FCC licenses, network affiliations and goodwill, all of which are being amortized over a period of 40 years.

Long Lived-Assets

         The Company periodically evaluates the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

Program Rights:

         Program rights are recorded as assets when the license period begins and the programs are available for broadcasting. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. The program costs are charged to operations over their estimated broadcast periods using the straight-line method. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement.

Accounting For Stock-Based Compensation:

         The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the underlying common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only (see Note 10).

Income Taxes:

         Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using current statutory rates. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements



Concentrations of Credit Risk:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Concentration of credit risk with respect to cash and cash equivalents is limited, as the Company maintains its primary banking relationships with only large nationally recognized institutions. Credit risk with respect to trade receivables is limited, as the trade receivables are primarily from advertising revenues generated from a large diversified group of local and nationally recognized advertisers. The Company does not require collateral or other security against trade receivable balances; however, it does maintain reserves for potential credit losses and such losses have been within management's expectations for all years presented.

Fair Value of Financial Instruments:

         Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and debt are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 1999 and 1998, unless otherwise disclosed. Fair values are based on quoted market prices and assumption concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Reclassification:

         Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

Recently Issued Accounting Standards:

         In June 1998, the FASB issued Statement of Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended on July 7, 1999 by the issuance of Statement of Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 137 defers the implementation of SFAS No. 133 by one year. SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for the Company and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principals to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company believes that its current revenue recognition policy complies with the Commission's guidelines.

NOTE 3 - BUSINESS COMBINATIONS AND DISPOSITIONS:

         LIN TELEVISION. LIN Holdings and LIN Acquisition, both affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") entered into an Agreement and Plan of Merger with LIN Television on August 12, 1997 (as amended, the "Merger Agreement"). Pursuant to, and upon the terms and conditions of, the Merger Agreement, LIN Holdings acquired LIN Television (the "Acquisition") on March 3, 1998 by merging LIN Acquisition with and into LIN Television (the "Merger"), with LIN Television surviving the merger and becoming a direct, wholly-owned subsidiary of LIN Holdings. The total purchase price for the common equity of LIN Television was approximately $1.7 billion. In addition, the Company

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements



refinanced $260.2 million of LIN Television's indebtedness and incurred acquisition costs of approximately $32.2 million.

         The Acquisition was funded by:

         (viii) $6.9 million of excess cash on the LIN Television balance sheet;

         (ix) $50.0 million aggregate principal amount of senior secured Tranche A term loans ("Tranche A Term Loans");

         (x) $120.0 million aggregate principal of senior secured Tranche B term loans ("Tranche B Term Loans");

         (xi) $299.3 million of gross proceeds from the issuance of $300.0 million aggregate principal amount of 8 3/8% senior subordinated notes due 2008 ("Senior Subordinated Notes");

         (xii) $199.6 million of gross proceeds from the issuance by LIN Holdings of $325.0 million aggregate principal amount at maturity of 10% senior discount notes due 2008 ("Senior Discount Notes"), which proceeds were contributed by LIN Holdings to the common equity of the Company;

         (xiii) $815.5 million of proceeds of the GECC Note (as defined below); and

         (xiv) $558.1 million of common equity provided by affiliates of Hicks Muse, management and other co-investors to the equity of the corporate parents of LIN Holdings, which in turn, through LIN Holdings, contributed such amount to the common equity of LIN Television (collectively, the "Financings").

         The Senior Subordinated Notes and the Senior Discount Notes were subsequently registered with the Securities and Exchange Commission (the "SEC").

         In connection with the Acquisition, LIN Television and NBC formed the NBC Joint Venture. The NBC Joint Venture consists of KXAS-TV, formerly LIN Television's Dallas-Fort Worth NBC affiliate, and KNSD-TV, formerly NBC's San Diego station. A wholly-owned subsidiary of NBC is the general partner of the NBC Joint Venture (the "NBC General Partner") and NBC operates the stations owned by the NBC Joint Venture. The NBC General Partner holds an approximate 80% equity interest and the Company holds an approximate 20% equity interest in the NBC Joint Venture (see Note 6). General Electric Capital Corporation ("GECC") provided debt financing for the NBC Joint Venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (the "GECC Note"). The Company expects that the interest payments on the GECC Note will be serviced solely by the cash flows of the NBC Joint Venture.

         The GECC Note was issued by LIN Television of Texas, L.P., the Company's indirect wholly-owned partnership ("LIN Texas"), which distributed the proceeds to the Company to finance a portion of the cost of the Acquisition. The obligations to GECC under the GECC Note were assumed by the NBC Joint Venture and LIN Texas was simultaneously released from all obligations under the GECC Note. The GECC Note is not an obligation of the Company or any of its respective subsidiaries, and has recourse only to the NBC Joint Venture, the Company's equity interest therein and to Ranger Equity Holdings B Corp. ("Ranger B"), a parent company, pursuant to a guarantee.

         In connection with the formation of the NBC Joint Venture, the Company received an extension of its NBC network affiliation agreements (for stations WAVY-TV, KXAN-TV and WOOD-TV) to 2010.

         The Acquisition was accounted for as a purchase and accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired is allocated to intangible assets, primarily

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements



to FCC licenses, network affiliations and goodwill. The results of operations associated with the acquired assets and liabilities have been included in the accompanying statements from the date of acquisition. The acquisition is summarized as follows (in thousands):


                     Assets acquired and liabilities assumed

Working capital, including cash of $9,185 ..............            $    23,646
Property and equipment .................................                124,752
Other noncurrent assets ................................                 81,114
Intangible assets ......................................              1,472,304
Deferred tax liability .................................               (523,549)
Other noncurrent liabilities ...........................                 (1,908)
                                                                    -----------
Total acquisition ......................................            $ 1,176,359
                                                                    ===========

         WOOD-TV AND WOTV-TV. On June 30, 1999, the Company acquired from AT&T Corporation ("AT&T") the assets of WOOD-TV and the LMA rights related to WOTV-TV (collectively, the "Grand Rapids Stations"), both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The Company had provided management services to the Grand Rapids Stations pursuant to a consulting agreement with AT&T. The total purchase price for the Grand Rapids Acquisition was approximately $142.4 million, including direct costs of the acquisition. The Grand Rapids Acquisition was funded by a combination of operating funds and $93.0 million of additional Tranche A term loan (see Note 9).

         The acquisition was accounted for as a purchase and accordingly, the purchase price, including direct costs of the acquisition, was allocated to the assets acquired and liabilities assumed based on their fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to intangible assets, primarily FCC licenses and network affiliations. The result of operations associated with the acquired assets and liabilities has been included in the accompanying consolidated financial statements from the date of acquisition. The acquisition is summarized as follows (in thousands):

                     Assets acquired and liabilities assumed



Working capital, including cash of $22,400 .................            $ 15,443
Property and equipment .....................................              18,422
Other noncurrent assets, net ...............................                 424
Intangible assets ..........................................             108,096
                                                                        --------
Total acquisition ..........................................            $142,385
                                                                        ========

         PEGASUS BROADCASTING L.L.C. On October 19, 1999 the Company acquired from NBC and GECC, 100% of NBC's interest in Pegasus Broadcasting of San Juan, L.L.C. ("Pegasus Broadcasting"), the owner and operator of WAPA-TV, an independent station located in San Juan, Puerto Rico (the "Pegasus Acquisition"). The total purchase price for the Pegasus Acquisition was approximately $71.8 million in cash, including direct costs of the acquisition. As part of the acquisition, the Company assumed the LMA Agreements of WTIN-TV and WNJX-TV. These stations are currently programmed as satellite stations of WAPA-TV and are not separately programmed, similar to the Company's other LMA agreements. The Pegasus Acquisition was funded by a combination of operating funds and $60.0 million of borrowing under the Company's Tranche A incremental term loan facility (see Note 9). The acquisition was accounted for as a purchase and accordingly, the purchase price, including direct costs of the acquisition, was allocated to the assets acquired and liabilities assumed based on their fair values at

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements



the date of the acquisition. The result of operations associated with the acquired assets and liabilities has been included in the accompanying consolidated financial statements from the date of acquisition. The acquisition is summarized as follows (in thousands):

                     Assets acquired and liabilities assumed



Working capital, including cash of $1,891 .................            $  4,239
Property and equipment ....................................              16,290
Noncurrent liabilities ....................................              (1,946)
Intangible assets .........................................              53,217
                                                                       --------
Total acquisition .........................................            $ 71,800
                                                                       ========

         UNAUDITED PRO FORMA RESULTS OF ACQUISITIONS. The following summarizes unaudited pro forma consolidated results of operations as if the acquisition of LIN Television, the formation of the NBC Joint Venture, the Grand Rapids Acquisition, and the Pegasus Acquisition had taken place as of the beginning of the periods presented (in thousands):

                                               Year Ended              Year Ended
                                            December 31, 1999       December 31, 1998
                                            -----------------       -----------------
Net revenues .....................             $ 267,581              $ 283,507
Operating income .................                41,620                 37,183
Net loss .........................               (18,645)               (22,391)

         The pro forma data gives effect to actual operating results prior to the acquisition of LIN Television, the formation of the NBC Joint Venture, the Grand Rapids Acquisition, and the Pegasus Acquisition and adjustments to interest expense, amortization and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. The pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place as of the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

         KXTX-TV. On June 3, 1999, LIN Texas contributed all of the assets of KXTX-TV to Southwest Sports Group Holdings LLC, Inc. ("SSG"), a Texas limited liability company and an entity in which a partner of Hicks Muse has a substantial economic interest. In exchange, LIN Texas received 500,000 units of SSG's Series A Preferred Units, par value $100 per unit ("SSG Preferred Units"). The Company assigned a value of $47.0 million to the SSG Preferred Units at the time of the transaction. The SSG Preferred Units are entitled to receive non-liquidating distributions prior to any junior ranked units of SSG in an amount equal to $100 per Preferred Unit, minus the amount of previously made distributions, plus an amount of interest thereon at a rate of 6% per annum compounded annually beginning January 1, 1999. The Company has recorded $3.0 million of interest on the Series A Preferred Units. As of December 31, 1999, no distributions have been made with respect to the preferred units.

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

         On August 1, 1998, LIN Texas and Southwest Sports Television Inc. ("SST"), an affiliate of SSG, entered into a Sub-Programming Agreement pursuant to which SST rendered certain services with respect to KXTX-TV in exchange for a management fee equal to the cash receipts of the station less operating and

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements



other expenses. Management fee expenses for 1999 and 1998 were $1.2 million and $8.0 million, respectively. The Sub-Programming Agreement terminated on June 3, 1999.

NOTE 4- BUSINESS DEVELOPMENTS:

     NETWORK AFFILIATIONS. On July 15, 1999, the Company entered into an amendment to its existing network agreement with American Broadcasting Company ("ABC"). This amendment calls for the Company to make payments to ABC for the rights to broadcast National Football League games. In exchange, the Company will receive eight additional prime time program spots per week. The Company operates three stations affiliated with ABC - WAND in Decatur, Illinois, WTNH in New Haven, Connecticut, and WOTV, an LMA station in Battle Creek, Michigan.

     On April 6, 1999, Fox Broadcasting Company ("Fox") informed the Company of its plan to reduce the inventory of the commercial time in Fox prime time programming allocated to its affiliates by approximately 22%, or to allow the affiliates to buy-back that inventory plus additional network inventory. The Company has one station affiliated with Fox -- WVBT, an LMA station in Norfolk, Virginia. WVBT-TV has elected to buy additional commercial time from Fox.

     WAND-TV EXCHANGE. On December 13, 1999, the Company entered into an agreement whereby the Company will exchange with Blade Communications Inc. a 67% interest in the assets of its television station WAND-TV, Decatur, Illinois for substantially all of the assets of WLFI-TV Inc. (the "WAND-TV Exchange"). Blade Communications Inc. owns and operates, and is the licensee of television station WLFI-TV, Lafayette, Indiana. This transaction is intended to qualify as a "like-kind exchange" for non-recognition of taxable income under Section 1031 of the Internal Revenue Code of 1986. This transaction is expected to close effective April 1, 2000.

NOTE 5 - RELATED PARTY TRANSACTIONS:

     ACQUISITION OF LIN TELEVISION. In connection with the Acquisition (see Note
3), LIN Holdings and LIN Television (collectively, the "Clients") entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of LIN Holdings and its subsidiaries for the then current fiscal year. Upon the acquisition by LIN Holdings and its subsidiaries of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of LIN Holdings and it subsidiaries. In no event shall the annual fee be less than $1.0 million. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to LIN Holdings or LIN Television. The fee for the year ended December 31, 1999 was $1.1 million. The fee for the period from March 3, 1998 to December 31, 1998 was $833,000.

     In connection with the Acquisition, the Clients also entered into a ten-year agreement (the "Financial Advisory Agreement") with Hicks Muse Partners, pursuant to which Hicks Muse Partners received a financial advisory fee at the closing of the Acquisition as compensation for its services as financial advisor to the Clients in connection with the Acquisition. Hicks Muse Partners also is entitled to receive a fee equal to 1.5% of the "transaction value" (as defined below) for each "subsequent transaction" (as defined below) in which either LIN Holdings or LIN Television is involved. The term "transaction value" means the total value of the subsequent transaction, including without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements


payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar obligations assumed (or remaining outstanding). The term "subsequent transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving LIN Holdings or any of its subsidiaries, and any other person or entity. This fee for the year ended December 31, 1999 was approximately $3.0 million, related to the Grand Rapids Acquisition and Pegasus Acquisition, and was included in the total cost of these acquisitions. There were no such transaction fees in 1998.

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

     INVESTMENT IN SPECIAL SERVICES DELAWARE B, INC. In October 1998, the Company invested $7.1 million for 25% of the capital stock of Special Services Delaware B, Inc. ("SSDB"), a company that owned and leased an aircraft to AMFM Inc., an entity in which Hicks Muse has a substantial economic interest. Ranger Equity Holdings A Corp. ("Ranger A"), a subsidiary of Ranger Equity Holdings Corporation, ("Ranger"), a parent company, invested $21.4 million for the remaining 75% capital stock of SSDB. The Company accounts for its interest in SSDB using the equity method, as the company does not have a controlling interest. In June 1999, SSDB sold the aircraft to a third party and terminated the lease agreement with AMFM Inc. The sales proceeds from the aircraft were distributed to the shareholders as a liquidating dividend in proportion to their equity interests. The Company's portion of the liquidating dividend was $5.1 million. In addition, the Company received $2.1 million from AMFM Inc. that was recorded to other income net of the $2.0 million loss resulting from the write off of the balance of its investment.

     JOINT VENTURE WITH 21ST CENTURY GROUP LLC. In August 1999, the Company and 21st Century Group LLC ("21st Century"), an entity in which Hicks Muse has a substantial economic interest, announced the formation of a television station joint venture, Banks Broadcasting, LLC (the "Banks Broadcasting Joint Venture".) The Company and 21st Century also announced the first transaction of the Banks Broadcasting Joint Venture, the entry into a local marketing agreement to build and develop a new WB affiliate serving the Wichita, Kansas DMA. As of December 31, 1999, the Company has provided funding of $4.5 million in the form of an investment of $2.2 million and an advance of $2.3 million, to the Banks Broadcasting Joint Venture.

     WGRC, INC GUARANTEE. On December 20, 1999 the Company entered into an Amended and Restated Guarantee and Collateral Agreement (the "Guarantee Agreement") with Chase Manhattan Bank, as administrative agent, and the lenders named therein. Pursuant to the Guarantee Agreement, the Company will initially guaranteed a $50 million credit facility of WWLP, Inc. ("WWLP, Inc"). At December 31, 1999, no amount was outstanding under this credit facility. WWLP, Inc is one of several companies recently formed by Gary R. Chapman, President and CEO of LIN Television, the purpose of which are to acquire the broadcast license and operating assets of WWLP-TV from Benedek Broadcasting Corporation. The Company currently intends to enter into a management agreement with WGRC, Inc. to manage the station.

     HICKS MUSE RESTRUCTURING. On January 21, 2000, Thomas O. Hicks and Hicks, Muse filed an application with the FCC proposing to restructure the ownership of the Company in a manner in which the Company and the applicants believe would render the ownership interests of Thomas O. Hicks and other Hicks Muse principals nonattributable for the purposes of FCC ownership rules. The Company expects that the current attribution issues associated with the Hicks Muse ownership interests will be resolved upon the completion of the recapitalization.

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements



NOTE 6 - JOINT VENTURE WITH NBC:

     The Company owns a 20% interest in a Joint Venture with NBC (see Note 3) and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the NBC Joint Venture (in thousands):

                                                                     Period From
                                               Year Ended            March 3 to
                                           December 31, 1999      December 31, 1998
                                           -----------------      -----------------
Net revenues .....................             $ 142,578              $ 119,849
Operating income .................                40,830                 28,438
Net loss .........................               (24,144)               (26,044)

                                                     As of                As of
                                               December 31, 1999    December 31, 1998
                                               -----------------    -----------------
Current assets .......................             $    159             $  2,507
Non-current assets ...................              249,692              249,441
Current liabilities ..................                  725                   --
Non-current liabilities ..............              815,500              816,050


The financial position and operating results of the Company's other joint ventures are immaterial for all periods presented.


NOTE 7- PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following at December 31 (in thousands):

                                                         1999               1998
                                                     -----------        -----------
Land and Land Improvements ...................       $    10,555        $     8,266
Buildings ....................................            47,039             29,789
Broadcasting equipment .......................           117,224            108,169
                                                     -----------        -----------
                                                         174,818            146,224
Less Accumulated depreciation ................           (29,936)           (14,466)
                                                     -----------        -----------
                                                     $   144,882        $   131,758
                                                     ===========        ===========

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements



NOTE 8 - INTANGIBLE ASSETS:

         Intangible assets consisted of the following at December 31 (in thousands):

                                                         1999               1998
                                                     -----------        -----------
FCC licenses and network affiliations ........       $   944,020        $   807,029
Goodwill .....................................           670,397            668,272
                                                     -----------        -----------
                                                       1,614,417          1,475,301
Less accumulated amortization ................           (68,025)           (30,701)
                                                     -----------        -----------
                                                     $ 1,546,392        $ 1,444,600
                                                     ===========        ===========

NOTE 9- LONG-TERM DEBT:

         Long-term debt consisted of the following at December 31 (in thousands):

                                                         1999               1998
                                                     -----------        -----------
Senior Credit Facilities .....................       $   319,579        $   167,678
$300,000 8 3/8% Senior Subordinated Notes
  due 2008 (net of discount of $613) .........           299,387            299,337
                                                     -----------        -----------
Total debt ...................................           618,966            467,015

Less current portion .........................           (15,805)           (15,063)
                                                     -----------        -----------
Total long-term debt .........................       $   603,161        $   451,952
                                                     ===========        ===========

         Interest rates associated with the Company's long-term debt are based on the prevailing prime rate or LIBOR rate plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if the Company selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Due to the frequent repricing of the borrowings, the book values of the liabilities at December 31, 1998 approximate market values.

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

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements



         Borrowings under the Senior Credit Facilities bear interest at a rate based, at the option of the Company, on an adjusted LIBOR rate ("Adjusted LIBOR"), or the highest of the Agent's prime rates, certificate of deposits rate plus 1.00%, or the Federal Funds effective rate plus -1/2 of 1.00% (the "Alternate Base Rate"), plus an incremental rate based on the Company's financial performance. As of December 31, 1999, the interest rates on the $18 million revolving facility, $130 million Tranche A term loan, $60 million Tranche A incremental term loan and $114 million Tranche B term loan ranged from 7.00% to 8.35%, based on the Adjusted LIBOR. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.50%, based upon the Company's leverage ratio for that particular quarter on the unused portion of the loan commitment, in addition to annual agency and other administration fees.

         The obligations of the Company under the Senior Credit Facilities are unconditionally and irrevocably guaranteed, jointly and severally, by LIN Holdings and by each existing and subsequently acquired or organized subsidiary of the Company. In addition, substantially all of the assets of the Company and its subsidiaries are pledged as collateral against the performance of these obligations. Required principal repayments of amounts outstanding under the Senior Credit Facilities commenced on December 31, 1998. The Company's ability to make additional borrowings under the Senior Credit Facilities is subject to compliance with certain financial covenants, such as consolidated leverage and interest coverage, and other conditions set forth in the Credit Agreement.

SENIOR SUBORDINATED NOTES:

         On March 3, 1998, LIN Television issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 in a private placement for net proceeds of $290.3 million. Such Senior Subordinated Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are unsecured obligations of LIN Television, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly-owned subsidiaries of LIN Television. Interest on the Senior Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, commencing on September 1, 1998. The effective interest rate of the Senior Subordinated Notes is 8.9% on an annual basis.

         The fair values of the Company's long-term debt are estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

         The carrying amounts and fair values of long-term debt at December 31, 1999 and 1998 were as follows (in thousands):

                                                         1999               1998
                                                     -----------        -----------
Carrying amount ..............................           618,966            467,015
Fair value ...................................           602,329            466,928


NOTE 10 - STOCKHOLDERS' EQUITY:

Common Stock:

         The Company's capital structure includes one class of common stock with a par value of $.01 per share. All of the common stock is owned indirectly by Ranger. The common equity of Ranger is owned by affiliates of Hicks Muse, management and other co-investors.

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements



Stock Option Plan:

         The Company participates in the Ranger Equity Holdings Corporation 1998 Stock Option Plan (the "1998 Option Plan"). Pursuant to the 1998 Option Plan nonqualified options have been granted to certain directors, officers and key employees of the Company in 1998 and 1999. Prior to March 2, 1998, nonqualified options in the stock of LIN Television were granted to certain directors, officers and key employees of the Predecessor pursuant to the LIN Television 1994 Adjustment Stock Incentive Plan, the LIN Television Amended and Restated 1994 Stock Incentive Plan and the LIN Television 1994 Nonemployee Director Stock Incentive, each of which were terminated, and all options granted under each cancelled, effective March 2, 1998.

         Options granted pursuant to the 1998 Option Plan are generally not exercisable until one year after the date of grant, have vesting terms of four to five years and expire ten years from the date of grant.

         Pro Forma information regarding net income as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997: a risk free interest rate of 5.92%; a volatility factor of .30; and a weighted-average expected life of the options of seven years. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock option grants, net income (loss) would have been changed to the pro forma amounts indicated below (in thousands):

                                                     Period From     Predecessor     Predecessor
                                      Year Ended      March 3 -      Period From     Year Ended
                                     December 31,    December 31,    January 1-     December 31,
                                         1999            1998       March 2, 1998       1997
                                     ------------    ------------   -------------   ------------
Pro forma net income (loss) ...       $(18,832)       $(15,560)       $ (2,744)       $ 45,532


         A summary of the Company's stock option activity and related information for the period from January 1 to March 2, 1998, and the year ended December 31, 1997, is as follows:

                                                     Period from
                                                     January 1 -                     Year ended
                                                    March 2, 1998                 December 31, 1997
                                              -------------------------       ------------------------
                                                               Weighted                       Weighted
                                                               Average                        Average
                                                               Exercise                       Exercise
                                                Options         Price          Options         Price
                                                -------         -----          -------         -----
Options outstanding beginning of period ...    2,372,433        $26.75        1,859,798        $26.75
Granted ...................................           --            --          662,400         41.08
Exercised .................................           --            --         (120,995)        23.32
Acquisition of LIN Television .............   (2,372,433)        26.75               --            --
Canceled or expired .......................           --            --          (28,770)        22.28
                                               ---------        ------        ---------        ------
Options outstanding end of period .........           --            --        2,372,433         31.02
                                               =========        ======        =========        ======
Exercisable at end of period ..............           --            --        1,013,187        $25.96

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements



     The weighted average fair value of options granted during 1997 was $18.61 per share. As of December 31, 1997, 1,681,867 options were available for grant under the Predecessor's option plans.

     The Company participates in the Ranger Equity Holdings Corporation 1998 Stock Option Plan, administered by its parent company Ranger. During the period from March 3, 1998 to December 31, 1999, 50,901,376 options and phantom stock units underlying the stock of Ranger were granted to certain of the Company's employees and directors. As of December 31, 1999, 49,552,858 and 49,452,858 options and phantom stock units, respectively, each with a weighted average exercise price $0.61 remained outstanding. As of December 31, 1999, 25,677,132 options and phantom stock units with an average exercise price of $0.61 were exercisable. As of December 31, 1998, 13,952,747 options and phantom stock units with an average exercise price of $0.61 were exercisable.

NOTE 11 - INCOME TAXES:

     Subsequent to the Merger, the Company was included in the consolidated federal income tax return filed by Ranger. Pursuant to the tax-sharing agreement between the Company and Ranger, tax liabilities and benefits were determined as if Ranger and the Company were each separate and independent entities. As of December 31, 1999 no amounts were due to or receivable from the Company under the tax sharing agreement.

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements



     Provision for income taxes included in the accompanying consolidated statements of income consisted of the following at December 31 (in thousands):

                                                                            Period From      Predecessor    Predecessor
                                                             Year Ended      March 3 -       Period from    Year Ended
                                                            December 31,    December 31      January 1-    December 31,
Current:                                                        1999            1998        March 2, 1998      1997
                                                            ------------    -----------     -------------  ------------
   Federal ............................................       $  3,389        $  5,620        $  1,740       $ 29,325
   State ..............................................            340           1,140              63          1,223
                                                              --------        --------        --------       --------
                                                                 3,729           6,760           1,803         30,548
                                                              --------        --------        --------       --------

Deferred:
   Federal ............................................          1,241          (3,517)          1,815            210
   State ..............................................           (825)           (595)             92           (156)
   Foreign ............................................            996              --              --             --
                                                              --------        --------        --------       --------
                                                                 1,412          (4,112)          1,907             54
                                                              --------        --------        --------       --------
                                                              $  5,141        $  2,648        $  3,710       $ 30,602
                                                              ========        ========        ========       ========


     The following table reconciles the amount that would be provided (benefited) by applying the 35% federal statutory rate to income (loss) before provision for income taxes to the actual provision for income taxes (in thousands):

                                                                            Period From      Predecessor    Predecessor
                                                             Year Ended      March 3 -       Period from    Year Ended
                                                            December 31,    December 31      January 1-    December 31,
Current:                                                        1999            1998        March 2, 1998      1997
                                                            ------------    -----------     -------------  ------------
Provision (benefit) assuming federal statutory rate ...       $ (4,793)       $ (4,519)       $    338       $ 27,548
State taxes, net of federal tax benefit ...............           (315)            354              41            846
Amortization ..........................................          9,379           5,431             180          1,077
Merger expenses .......................................             --              --           3,017             --
Other .................................................            870           1,382             134          1,131
                                                              --------        --------        --------       --------
                                                              $  5,141        $  2,648        $  3,710       $ 30,602
                                                              ========        ========        ========       ========

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements



     The components of the deferred tax liability are as follows at December 31,

                                                      1999               1998
                                                   ---------          ---------
Deferred tax liabilities
   Intangible assets .....................         $ 506,376          $ 502,898
   Property and equipment ................            21,834             21,924
   Investments ...........................            11,208                 --
                                                   ---------          ---------
                                                     539,418            524,822
                                                   ---------          ---------

Deferred tax assets
   Net operating loss carryforwards ......            (7,661)                --
   Valuation allowance ...................             7,661                 --
   Other .................................            (6,109)            (5,615)
                                                   ---------          ---------
                                                      (6,109)            (5,615)
                                                   ---------          ---------
Net deferred tax liabilities .............         $ 533,309          $ 519,207
                                                   =========          =========

     Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.

     A valuation allowance of approximately $7.7 million was established against the Company's deferred tax assets during 1999. The valuation allowance relates to certain acquired net operating loss carryovers in Puerto Rico resulting from the Pegasus Acquisition. The Company has determined that it is more likely than not that these deferred tax assets will not be realized.

     The net operating loss carryforward in Puerto Rico of approximately $19.6 million will expire between 2000 and 2005.

NOTE 12 - RETIREMENT PLANS:

     The Company is the sponsor of the LIN Television Corporation Retirement Plan (the"Retirement Plan"). The Retirement Plan is a noncontributory defined benefit retirement plan covering employees of the Company who meet certain requirements, including length of service and age. Pension benefits vest on completion of five years of service and are computed, subject to certain adjustments, by multiplying 1.25% of the employee's last three years' average annual compensation by the number of years of credited service. The assets of the pension plan are invested primarily in long-term fixed income securities, large and small cap U.S. equities, and international equities. The Company's policy is to fund at least the minimum requirement and is further based on legal requirements and tax considerations. No funding was required for the Retirement Plan during 1999, 1998, and 1997.

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

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements


                                 RETIREMENT PLAN

                   (amounts in thousands, except percentages)


                                                                         Period from       Predecessor     Predecessor
                                                         Year Ended       March 3 -        Period from      Year Ended
                                                        December 31,     December 31,      January 1 -     December 31,
                                                            1999             1998         March 2, 1998        1997
                                                        ------------     ------------     -------------    ------------
Change in benefit obligation

Benefit obligation, beginning of period                   $ 60,048         $ 53,253         $ 52,440         $ 47,339
     Service cost                                              955              614              176              820
     Interest cost                                           3,942            3,044              600            3,398
     Plan amendments                                            --               --               --             (496)
     Actuarial loss (gain)                                 (10,052)           5,298              296            2,875
     Curtailments                                               --             (682)              --               --
     Benefits paid                                          (1,468)          (1,479)            (260)          (1,496)
                                                          --------         --------         --------         --------
Benefit obligation, end of period                         $ 53,425         $ 60,048         $ 53,252         $ 52,440
                                                          ========         ========         ========         ========

Change in plan assets
     Fair value of plan assets, beginning of period       $ 63,965         $ 61,686         $ 58,015         $ 50,631
     Actual return on plan assets                            6,782            3,758            3,931            8,880
     Benefits paid                                          (1,468)          (1,479)            (260)          (1,496)
                                                          --------         --------         --------         --------
     Fair value of plan assets, end of period             $ 69,279         $ 63,965         $ 61,686         $ 58,015
                                                          ========         ========         ========         ========

Funded status of the plan                                 $ 15,854         $  3,917         $  8,434         $  5,575
Unrecognized actuarial gain                                (19,363)          (7,039)         (11,898)          (8,913)
Unrecognized prior service cost                                  9              228              988            1,124
Unrecognized net transition asset                             (627)            (940)          (1,201)          (1,253)
                                                          --------         --------         --------         --------
Total amount recognized                                   $ (4,127)        $ (3,834)        $ (3,677)        $ (3,467)
                                                          ========         ========         ========         ========

Accrued benefit liability                                 $ (4,127)        $ (3,834)        $ (3,677)        $ (3,467)
                                                          ========         ========         ========         ========

Assumptions as of period end
     Discount rate                                            7.50%            6.50%            7.00%            7.00%
     Expected return on plan assets                           8.25%            8.25%            8.00%            8.00%
     Rate of compensation increase                            5.00%            5.00%            5.00%            5.00%
     Health care cost trend rate                               n/a              n/a              n/a              n/a

Net periodic cost
     Service cost                                         $    955         $    614         $    176         $    820
     Interest cost                                           3,942            3,044              600            3,398
     Expected return on assets                              (4,510)          (3,318)            (650)          (3,655)
     Prior service cost amortization                           219              503              136              815
     Transition amount recognized                             (313)            (261)             (52)            (313)
     Curtailment gain                                           --             (426)              --
                                                          --------         --------         --------         --------
     Net periodic cost                                    $    293         $    156         $    210         $  1,065
                                                          ========         ========         ========         ========

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements



                     SUPPLEMENTAL BENEFITS RETIREMENT PLAN

                   (amounts in thousands, except percentages)

                                                                         Period from       Predecessor     Predecessor
                                                         Year Ended       March 3 -        Period from      Year Ended
                                                        December 31,     December 31,      January 1 -     December 31,
                                                            1999             1998         March 2, 1998        1997
                                                        ------------     ------------     -------------    ------------
Change in benefit obligation

Benefit obligation, beginning of period                   $  1,891         $  1,987         $  1,801         $  1,168
     Service cost                                              180              118               34              143
     Interest cost                                             127               93               22              113
     Actuarial loss (gain)                                    (510)             204              130              377
     Curtailments                                               --             (511)              --               --
                                                          --------         --------         --------         --------
Benefit obligation, end of period                         $  1,688         $  1,891         $  1,987         $  1,801
                                                          ========         ========         ========         ========

Funded status of the plan                                 $ (1,688)        $ (1,891)        $ (1,987)        $ (1,801)
Unrecognized actuarial gain                                    (58)             468              785              665
Unrecognized prior service cost                                  6                8               12               12
Unrecognized net transition asset                              (33)             (49)             (62)             (65)
                                                          --------         --------         --------         --------
Total amount recognized                                   $ (1,773)        $ (1,464)        $ (1,252)        $ (1,189)
                                                          ========         ========         ========         ========

Accrued benefit liability                                 $ (1,773)        $ (1,464)        $ (1,252)        $ (1,189)
                                                          ========         ========         ========         ========

Assumptions as of period end
     Discount rate                                            7.50%            6.50%            7.00%            7.00%
     Expected return on plan assets                           8.25%            8.25%            8.00%            8.00%
     Rate of compensation increase                            5.00%            5.00%            5.00%            5.00%
     Health care cost trend rate                               n/a              n/a              n/a              n/a

Net periodic cost
     Service cost                                         $    180         $    118         $     34         $    143
     Interest cost                                             127               92               22              113
     Prior service cost amortization                             2                3               --                2
     Actuarial Loss (Gain) Recognized                           16               10               10               42
     Transition amount recognized                              (16)             (14)              (3)             (16)
     Curtailment gain                                           --                3               --               --
                                                          --------         --------         --------         --------
     Net periodic cost                                    $    309         $    212         $     63         $    284
                                                          ========         ========         ========         ========

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements



NOTE 13 - COMMITMENTS & CONTINGENCIES:

Commitments:

         The Company leases land, buildings, vehicles and equipment under noncancelable operating lease agreements that expire at various dates through 2016. Commitments for noncancelable operating lease payments are as follows (in thousands):

   Year
   ----
2000 ..............................................      $ 1,610
2001 ..............................................        1,490
2002 ..............................................        1,379
2003 ..............................................        1,341
2004 ..............................................          997
Thereafter .........................................       2,867
                                                         -------
                                                         $ 9,684
                                                         =======


         Rent expense included in the consolidated statements of operations was $1.4 million for the year ended December 31, 1999, $100,000 for the period from January 1, 1998 to March 2, 1998, $1.1 million for the period from March 3, 1998 to December 31, 1998, and $1.2 million for the year ended December 31, 1997.

         The Company has also entered into commitments for future syndicated news, entertainment, and sports programming. Future payments associated with these commitments are as follows (in thousands):

   Year
   ----
2000 ..............................................      $ 3,200
2001 ..............................................        7,268
2002 ..............................................        6,545
2003 ..............................................        4,501
2004 ..............................................        3,962
Thereafter .........................................       3,130
                                                         -------
                                                         $28,606
                                                         =======

Contingencies:

         Changes in FCC Ownership Rules. Effective November 16, 1999, the Federal Communications Commission (the "FCC") significantly revised certain of its broadcast ownership regulations. Among the FCC actions were: 1) relaxing the current "duopoly" rule to permit substantially more frequent waivers of the rule and permitting ownership of two television stations in a local market under certain circumstances; 2) determining that television local marketing agreements
(LMAs) were equivalent to ownership for purposes of the local ownership rules and thus permissible only where ownership was permissible; 3) grandfathering television LMAs entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking to be initiated no sooner than 2004 examining whether it would be in the public interest to permit such combinations to continue; 4) permitting the free transferability of grandfathered LMAs during the grandfather period but limiting the transferability of television duopolies where one entity owns both stations; and 5) modifying the FCC's radio-television cross-ownership rules to permit the possession of "attributable" ownership interests in a maximum of two television stations and six radio stations in larger markets and two television and four radio stations in smaller markets.

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements



         The new rules are still subject to potentially significant amendments in response to numerous petitions for reconsideration from parties seeking on the one hand to make them more restrictive and on the other to relax them further, and are expected to be the subject of a variety of judicial challenges. As the rules are currently formulated, management believes that: 1) the four LMAs the Company has entered into in the Grand Rapids, New Haven, Austin and Norfolk markets are grandfathered; 2) these four combinations are probably eligible for waivers of the duopoly rule and the Company will likely be able to convert those LMAs to ownership interests through the exercise of option rights with respect to each of those stations prior to the expiration of the grandfather period; and 3) the rules permit the continued cross-ownership by the Company and AMFM Inc., respectively, of the television and radio stations currently owned by those companies in the Grand Rapids, Hartford-New Haven, Austin, and Indianapolis markets. (Stations owned by the Company and AMFM Inc. are each attributable to the other company for purposes of the radio-television cross-ownership rule.) There can be no assurances however that the rules will be implemented or interpreted in such a manner. The Company is still evaluating whether and when to exercise its options to purchase each of the LMA stations.

         Other Contingencies. In September 1999, AMFM Inc., which owns more than 400 radio stations, announced its intention to merge with Clear Channel Communications ("Clear Channel"), a company which owns more than 500 radio stations and 19 television stations. The television and radio interests owned by the proposed combined entity would also be attributable to the Company for purposes of the radio-television cross-ownership rule and the television duopoly rule. Clear Channel has announced its intention to make whatever divestitures are necessary to bring it into compliance with the FCC's ownership rules prior to the merger but the ownership interests of Clear Channel could in the future limit the ability of the Company to acquire more television stations. In addition, Hicks, Muse has agreed to restructure its ownership interests in LIN in a manner which the Company believes will render those interests nonattributable for purposes of FCC regulations. [See Hicks Muse Restructuring.]

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

         In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 1999 is likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements



NOTE 14 - LOCAL MARKETING AGREEMENTS:

         The Company entered into LMAs with the owners of KNVA-TV in Austin, Texas in August 1994; WBNE-TV in New Haven-Hartford, Connecticut in December 1994; WVBT-TV in Norfolk-Portsmouth, Virginia in December 1994; WOTV-TV in Grand Rapids-Kalamazoo-Battle Creek, Michigan in June 1999; and WTIN-TV and WJNX-TV in San Juan, Puerto Rico in October 1999. The LMA's in Puerto Rico are currently programmed as satellite stations of WAPA-TV and are not separately programmed similar to the Company's other LMA agreements. Under the LMAs, the Company is required to pay fixed periodic fees and incur programming and operating costs relating to the LMA stations, but retains all advertising revenues.

         The Company has also entered into option and put agreements that would enable or require the Company to purchase the stations for a fixed amount under certain conditions. The aggregate purchase price for the purchase options was approximately $1.5 million. Given the recent changes in FCC ownership rules, the Company, at the option of the parties involved in the LMA contracts, could be required to purchase certain of the LMA stations. Potential commitments for fulfilling the put options totaled a maximum of $12.2 million, subject to adjustments for monthly rental payments and outstanding loans, at December 31, 1999.

         Future minimum fees required under all six of these LMAs are as follows (in thousands):

Year
----
2000 ..............................................             $ 2,303
2001 ..............................................               2,315
2002 ..............................................               2,217
2003 ..............................................               1,559
2004 ..............................................               1,055
Thereafter .........................................                684
                                                                -------
Total ..............................................            $10,133
                                                                =======

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements



NOTE 15 - UNAUDITED QUARTERLY DATA (in thousands):

                                                             Second           Third          Fourth
                                          First Quarter      Quarter         Quarter         Quarter
                                          -------------      -------         -------         -------
1999 - COMPANY
Net revenues                                $ 44,610        $ 56,629        $ 52,377        $ 70,830
Operating income (loss)                       (1,011)         11,738           6,333          18,930
Net income (loss)                           $(14,846)       $   (950)       $(10,890)       $  7,854

1998 - COMBINED COMPANY/PREDECESSOR
Net revenues                                $ 60,015        $ 61,777        $ 55,778        $ 55,770
Operating income                              14,730          11,741           4,566           8,937
Net loss                                    $ (6,472)       $ (1,364)       $ (8,784)       $ (1,684)

1997 - PREDECESSOR
Net revenues                                $ 61,662        $ 83,305        $ 71,911        $ 74,641
Operating income                              17,117          30,468          25,129          34,741
Net income                                  $  7,137        $ 15,550        $  9,935        $ 15,485


NOTE 16 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                                                                                       Predecessor         Predecess
                                                                                                       -----------         ---------
                                                                                     Period from       Period From
                                                                 Year Ended           March 3 -         January 1 -        Year Ende
                                                              December 31, 1999   December 31, 1998    March 2, 1998   December 31,
                                                              -----------------   -----------------    -------------   -------------
Cash paid for interest                                            $  43,732           $    23,059          $2,895          $20,608
 Cash paid for income taxes                                             599                 1,075              46           26,092

Schedule of noncash investing activities
Value of preferred units received on disposal of KXTX-TV             47,000                    --

In March 1998, Ranger acquired LIN Television Corporation
    for approximately $1.7 billion. In conjunction with
    this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired and intangible assets              --           $ 1,798,652              --               --
        Cash paid                                                        --            (1,176,359)             --               --
                                                                  ---------           -----------          ------          -------
           Liabilities assumed                                           --           $   622,293              --               --
                                                                  =========           ===========          ======          =======

In June 1999, the Company acquired WOOD-TV and the LMA rights related to WOTV-TV for approximately $142.4 million. In
    conjunction with this acquisition, liabilities were
    assumed as follows:
        Fair value of assets acquired and intangible assets       $ 158,146                    --              --               --
        Cash paid                                                  (142,385)                   --              --               --
                                                                  ---------           -----------          ------          -------
           Liabilities assumed                                    $  15,761                    --              --               --
                                                                  =========           ===========          ======          =======

In October 1999, the Company acquired Pegasus Broadcasting of
    San Juan, LLC. for approximately $71.8 million. In
    conjunction with this acquisition, liabilities were
    assumed as follows:
        Fair value of assets acquired and intangible assets       $  89,575                    --              --               --
        Cash paid                                                   (71,800)                   --              --               --
                                                                  ---------           -----------          ------          -------
           Liabilities assumed                                    $  17,775                    --              --               --
                                                                  =========           ===========          ======          =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         There are no changes in or disagreements with the Accountants on any accounting or financial disclosure.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

         The following table provides the information concerning the directors and executive officers of LIN Holdings and LIN Television as of December 31, 1999:

Name                       Age   Position
----                       ---   --------
Thomas O. Hicks .......    54    Chairman of the Board of LIN Holdings and LIN Television
John R. Muse ..........    46    Director of LIN Holdings and LIN Television
Jeffrey A. Marcus .....    53    Director of LIN Holdings and LIN Television
C. Dean Metropoulos ...    53    Director of LIN Holdings and LIN Television
Eric C. Neuman ........    55    Director of LIN Holdings and LIN Television
Gary R. Chapman .......    56    Director, President and Chief Executive Officer of
                                   LIN Holdings and LIN Television
James G. Babb, Jr .....    68    Vice President of Industry Relations of LIN Holdings
                                   and LIN Television
Paul Karpowicz ........    46    Vice President of Television of LIN Holdings and LIN Television
Gregory M. Schmidt ....    49    Vice President of New Development, General Counsel and Secretary
                                   of LIN Holdings and LIN Television
Deborah R. Jacobson ...    40    Vice President of Corporate Development and Treasurer
                                   of LIN Holdings and LIN Television.
Peter E. Maloney ......    45    Vice President of Finance of LIN Holdings and LIN Television
C. Robert Ogren, Jr ...    56    Vice President of Engineering and Operations of
                                   LIN Holdings and LIN Television
Denise M. Parent ......    36    Vice President, Deputy General Counsel of LIN Holdings
                                   and LIN Television
William Cunningham ....    42    Vice President, Controller of LIN Holdings and LIN Television



         THOMAS O. HICKS is the Chairman of the Board of LIN Holdings and LIN Television and has served in such position since co-founding the Firm in 1989 and has over 25 years of experience in leveraged acquisitions and private investments. Mr. Hicks is a Chairman of the Board and Chief Executive Officer of Hicks Muse, a private investment firm located in Dallas, St. Louis, New York, Mexico City and London specializing in strategic investments, leveraged acquisitions and recapitalizations. From 1984 to May 1989, Mr. Hicks was Co-Chairman of the Board and Co-Chief Executive Officer of Hicks & Haas, Incorporated, a Dallas based private investment firm. Mr. Hicks serves as the Chairman and CEO of AMFM Inc., director of Sybron International Corporation, Inc., Cooperative Computing, Inc., International Home Foods, Triton Energy, D.A.C. Vision Inc. and Olympus Real Estate Corporation.

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

         JEFFREY A. MARCUS has been a director of LIN Holdings and LIN Television since March 1999. Mr. Marcus was the President and Chief Executive Officer of AMFM Inc. from June 1, 1998 until March 1999. Mr. Marcus is currently the managing partner of Marcus and Partners, a technology venture capital firm. Prior to joining AMFM Inc. on June 1, 1998, Mr. Marcus served as the Chairman and Chief Executive Officer of Marcus Cable Properties, Inc. and Marcus Company, L.L.C. (collectively "Marcus Cable"), the ninth largest cable television multiple system operator (MSO) in the United States, which Mr. Marcus formed in 1990. Mr. Marcus previously served as Chairman and Chief Executive Officer of WestMarc Communications, Inc., an MSO formed through merger in 1987 of Marcus Communications, Inc. and Western TeleCommunications, Inc. Mr. Marcus has spent more than 31 years in the cable television business. Mr. Marcus is a minority owner of the Texas Rangers Baseball Club and Dallas Stars Hockey Team. He serves as a director of Brinker International, Inc. and is a director or trustee of several charitable and civic organizations.

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

         ERIC C. NEUMAN is Vice President and a director of LIN Holdings and LIN Television. Mr. Neuman will resume his position as an officer of Hicks Muse in April 1999. Mr. Neuman was the Senior Vice President of Strategic Development for AMFM Inc. from July 1998 to March 1999. From May 1993 to July 1, 1998, Mr. Neuman served as an officer of Hicks Muse since 1993 and was most recently serving as a Senior Vice President thereof. From 1985 to 1993 Mr. Neuman served as a Managing General Partner of Communications Partner, Ltd. a Dallas-based private investment firm specializing in media and communications businesses. Mr. Neuman also serves as a director of AMFM Inc., and STC Broadcasting.

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

         DEBORAH R. JACOBSON has been Vice President of Corporate Development and Treasurer of LIN Televison since February 13, 1995. She became the Vice President of Corporate Development and Treasurer concurrently with the closing of the Acquisition. For the period from January 6, 1999 to June 1, 1999 Ms. Jacobson served as Vice President- Investor Relations for AMFM, Inc. From 1981 to 1995, Ms. Jacobson was employed by The Bank of New York, where most recently she served as Senior Vice President and Division Head of the Communications, Entertainment and Publishing Lending Division.

         PETER E. MALONEY has served as Vice President of Finance of LIN Television since January 1995 and became the Vice President of Finance of the Company concurrently with the closing of the Acquisition. Prior to January 1995, Mr. Maloney was employed by LIN Broadcasting as Vice President of Taxation from June 1990 to December 1994 and as Director of Taxation and Financial Planning from January 1983 to June 1990.

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

         WILLIAM CUNNINGHAM has been Vice President-Controller of LIN Television since November 1999 and became Controller of LIN Television in July 1998. From 1987 to 1994, Mr. Cunningham was employed by Fox Television as Vice President, Finance and from 1994 to 1996, was employed by SF Broadcasting, LLC, a joint venture of Fox Television and Savoy Pictures, as Senior Vice President and CFO.

ITEM 11. EXECUTIVE COMPENSATION:

     The following table sets forth the compensation earned or paid, including deferred compensation, by the Company to the Chief Executive Officer of LIN Television (the "CEO"), and the five other most highly compensated executive officers of the LIN Television for services rendered for the years ended December 31, 1999, 1998 and 1997.

                                             Annual Compensation                Long-Term Compensation
                                       --------------------------------    ---------------------------------
                                                                             Other Annual
                                                                           Compensation ($)
    Name and Principal Position        Year      Salary ($)   Bonus ($)          (a)             Options (#)
-----------------------------------    ----      ----------   ---------    ----------------      -----------
Gary R. Chapman ...................    1999       500,000     1,000,000        17,598                    --
   President & CEO                     1998       500,000       500,000        13,863            13,248,600
                                       1997       500,000       205,000        22,305               100,000


Paul Karpowicz ....................    1999       340,000       115,000         3,924                    --
   Vice President, Television          1998       330,000       135,000         1,930             4,263,500
                                       1997       300,000       110,000       237,708                47,000


Gregary M. Schmidt ................    1999       340,000       110,000         9,889                    --
   Vice President, New Development,    1998       330,000       105,000         2,619             3,763,500
   General Counsel & Secretary         1997       320,000       100,000        11,559                47,000


Deborah R. Jacobson (b) ...........    1999       116,000        86,000         6,998                    --
   Vice President, Corporate           1998       185,000        83,000         1,439             2,238,700
   Development & Treasurer             1997       180,000        65,000        11,665                35,000


Peter E. Maloney ..................    1999       190,000        86,000         5,055                    --
   Vice President, Finance             1998       180,000        83,000         2,112             2,738,700
                                       1997       165,000        80,000         6,898                35,000


C. Robert Ogren, Jr ...............    1999       190,000        86,000         9,036                    --
   Vice President, Engineering         1998       180,000        83,000         4,150             1,738,700
   and Operations                      1997       165,000        80,000        10,701                35,000



(a) The amount set forth in Other Annual Compensation includes as to all named executive officers the value to executive life and disability insurance and to most named executive officers the personal use of Company automobiles and nonqualified pension contributions. In addition, the 1997 amount includes an additional $212,196 tax gross-up relocation payment for Mr. Karpowicz.

(b) Deborah R. Jacobson resigned as an officer of the Company effective January 6, 1999 simultaneously with her appointment as an officer of AMFM Inc. Ms. Jacobson was reinstated as an officer of the Company on June 1, 1999 as a result of the termination of the AMFM Inc. proposed merger agreement with the Company.

     The following table discloses, for the CEO and the other named executive officers, individual exercises of options in the during the year ended December 31,1999, and the number and value of options held by such named executive officer at December 31, 1999.

                 Aggregate Exercises During the 1999 Fiscal Year
                        and Fiscal Year-End Option Values

                                                               Shares                               Value of           Value of
                                                             Underlying     Shares Underlying   Exerciseable In-  Unexerciseable In-
                              Shares                        Exerciseable     Unexerciseable        the-Money          the-Money
                           Acquired on   Value Realized  Options At Fiscal  Options At Fiscal  Options at Fiscal  Options at Fiscal
         Name              Exercise (#)       ($)           Year End (#)       Year End (#)       Year End ($)       Year End ($)
-----------------------    ------------  --------------  -----------------  -----------------  -----------------  ------------------
Gary R. Chapman .......         -              -             9,185,441          4,063,159          6,982,093          1,017,907
Paul Karpowicz ........         -              -             5,735,420          1,368,800          2,210,934            298,066
Gregory M. Schmidt ....         -              -             2,394,700          1,368,800          1,816,542            183,456
Peter E. Maloney ......         -              -             1,777,240            961,460          1,359,782            140,219
Deborah R. Jacobson ...         -              -             1,277,240            961,460          1,000,000                 --
C. Robert Ogren Jr ....         -              -               777,240            961,460            500,000                 --



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

RETIREMENT PLANS

         The Company maintains a defined benefit retirement plan (the "Pension Plan") and a defined contribution plan (the "401(k) Plan"), each of which covers certain employees of the Company and its subsidiaries.

         The following table shows the estimated annual retirement benefits payable under the Pension Plan and the Company's Supplemental Benefit Retirement Plan as an annuity for life upon normal retirement for specified compensation and years of credited service classifications, assuming retirement at age 65 on December 31, 1999. Benefits are computed by multiplying (i) 1.25% of the employee's average annual compensation (salary and bonus, excluding option gains and benefits or payments received under any other benefit plan for the three consecutive years producing the highest average) times (ii) the employee's number of years of credited service, up to a maximum of 32 years. Sections 401
(a) (17) and 415 of the Code limit the annual benefits that may be paid from a tax qualified retirement plan such as the Pension Plan and the Supplemental Retirement Plan. As permitted by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the Company's Supplemental Benefit Retirement Plan authorizes the payment out of the Company's general funds of any benefits calculated under the provisions of the Pension Plan that may be above the limits of Sections 401 (a)(17) and 415 of the Code.

                                  PENSION TABLE



 Three-Year
   Average
   Annual
Compensation                     Years of Credited Service
------------   ------------------------------------------------------------------
                 10          15          20          25          30          32
                 --          --          --          --          --          --
      70,000    8,750      13,125      17,500      21,875      26,250      28,000
     100,000   12,500      18,750      25,000      31,250      37,500      40,000
     150,000   18,750      28,125      37,500      46,875      56,250      60,000
     200,000   25,000      37,500      50,000      62,500      75,000      80,000
     300,000   37,500      56,250      75,000      93,750     112,500     120,000
     400,000   50,000      75,000     100,000     125,000     150,000     160,000
     500,000   62,500      93,750     125,000     156,250     187,500     200,000
     750,000   93,750     140,625     187,500     234,375     281,250     300,000


          As of December 31, 1999, Mr. Chapman had eleven years of credited service under the Pension Plan, Mr. Karpowicz had ten years, Mr. Schmidt had five years, Mr. Maloney had sixteen years, Ms. Jacobson had five years, and Mr. Ogren had ten years of credited service. Mr. Karpowicz's several years of employment with the Company in the late 1970s do not qualify as credited service under the terms of the Pension Plan. Benefit amounts under the Pension Plan are not subject to any deduction for Social Security benefits or other offset amounts.

 CHANGE IN CONTROL ARRANGEMENTS:

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

DIRECTOR COMPENSATION:

         Directors of LIN Holdings and LIN Television, who are also employees of LIN Television or Hicks Muse serve without additional compensation. Messrs. Marcus and Metropoulos serve as independent directors of LIN Holdings and LIN Television. Payments made to independent directors were $11,000 in 1999 and $0 in 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The respective boards of directors of LIN Holdings and LIN Television appointed Messrs. Hicks, Metropoulos and Neuman to the Compensation Committee for each company with Mr. Hicks serving as Chairman. Mr. Hicks is the Chairman of LIN Holdings and LIN Television and a principal in Hicks Muse. Mr. Neuman is Vice President of LIN Holdings and LIN Television and an officer of Hicks Muse, which through its affiliates controls approximately 74.7% of the outstanding common stock of Ranger. An affiliate of Hicks Muse is a party to the Monitoring and Oversight Agreement and the Financial Advisory Agreement, each as defined in "Item 13. Certain Relationships and Related Transactions." Mr. Hicks is the Chairman and CEO of AMFM Inc., and Mr. Neuman serves as a director of AMFM Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

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

         In October 1998, the Company invested $7.1 million for 25% of the capital stock of Special Services Delaware B, Inc. ("SSDB"), a company that owned and leased an aircraft to AMFM Inc., an entity in which Hicks Muse has a substantial economic interest. Ranger Equity Holdings A Corp., a subsidiary of Ranger invested $21.4 million for the remaining 75% capital stock of SSDB. The Company accounts for its interest in SSDB using the equity method, as the company does not have a controlling interest. The results of SSDB were immaterial for all periods presented. In June 1999, SSDB sold the aircraft to a third party and terminated the lease agreement with AMFM Inc. The sales proceeds from the aircraft were distributed to the shareholders as a liquidating dividend in proportion to their equity interests. The Company's portion of the liquidating dividend was $5.1 million. In addition, the Company received $2.1 million from AMFM Inc. that was recorded to other income net of the $2.0 million loss resulting from the write-off of the balance of its investment.

         In August 1999, the Company and 21st Century Group LLC ("21st Century"), an entity in which Hicks Muse has a substantial economic interest, announced the formation of a television station joint venture, Banks Broadcasting, LLC (the "Banks Broadcasting Joint Venture".) The Company and 21st Century also announced the first transaction of the Banks Broadcasting Joint Venture, the entry into a local marketing agreement to build and develop a new WB affiliate serving the Wichita, Kansas DMA.

         As of December 31, 1999, the Company has provided funding of $4.5 million in the form of an investment of $2.2 million and an advance of $2.3 million, to the Banks Broadcasting Joint Venture.

         On December 20, 1999 the Company entered into an Amended and Restated Guarantee and Collateral Agreement (the "Guarantee Agreement") with Chase Manhattan Bank, as administrative agent, and the lenders named therein. Pursuant to the Guarantee Agreement, the Company initially guaranteed a $50 million credit facility of WWLP, Inc. ("WWLP, Inc"). At December 31, 1999, no amount was outstanding under this credit facility. WWLP, Inc is one of several companies recently formed by Gary R. Chapman, President and CEO of LIN Television, the purpose of which are to acquire the broadcast license and operating assets of WWLP-TV from Benedek Broadcasting Corporation. The Company currently intends to enter into a management agreement with WGRC, Inc. to manage the station.

         On January 21, 2000, Thomas O. Hicks and Hicks, Muse filed an application with the FCC proposing to restructure the ownership of the Company in a manner in which the Company and the applicants believe would render the ownership interests of Thomas O. Hicks and other Hicks Muse principals nonattributable for the purposes of FCC ownership rules.

         In accordance with the application, Ranger intends to complete a recapitalization of its outstanding capital stock pursuant to which each issued and outstanding share of common stock of Ranger will be converted into a share of nonvoting common stock, except that 500,000 shares of common stock held by each of Carson/LIN SBS, L.P. and Fojtasek Capital Ltd., current stockholders of Ranger (collectively, the "Holders"), will be converted into a like number of shares of voting common stock of Ranger, such that upon completion of the recapitalization each of the Holders will own fifty percent (50%) of the outstanding voting common stock of Ranger. In addition, all Hicks Muse partners will resign as Officers and Directors of the Company. The Company expects that the current attribution issues associated with the Hicks Muse ownership interests will be resolved upon the completion of the recapitalization.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements. The financial statements of LIN Holdings Corp. and LIN Television Corporation are set forth under Item 8 herein and are incorporated herein by reference.

(a) (2) Financial Statement Schedules. The financial statement schedules of LIN Holdings and LIN Television Corporation are set forth on pages F1 through F4 hereto and are incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by LIN Holdings or LIN Television Corporation during the fourth quarter ended December 31, 1998.

(c)  Exhibits:



Exhibit
Number                                 Description
-------  -----------------------------------------------------------------------
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

3.1.1 -- Certificate of Incorporation of LIN Holdings Corp. (formerly known as Ranger Holdings Corp.). (1)

3.1.2    -- Certificate of Amendment of Certificate of Incorporation of LIN
         Holdings Corp. (formerly known as Ranger Holdings Corp). (1)

3.2      -- Bylaws of LIN Holdings Corp. (1)

3.3      -- Restated Certificate of Incorporation of LIN Television Corporation.
         (1)

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

10.26    -- Ranger Equity Holdings Corporation 1998 Stock Option Plan.(6)+

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

(6.) Incorporated by reference to the Annual Report on from 10-K of LIN Holdings Corp. and LIN Television Corporation, dated March 31, 1999, File No. 333-54003.

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

                                   LIN HOLDINGS CORP.
                                   LIN TELEVISION CORPORATION

                                   By: /s/ Gary R. Chapman
                                       -------------------
                                   Gary R. Chapman
                                   President and Chief Executive Officer

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

       Signature                                   Title                             Date
       ---------                                   -----                             ----
/s/ Gary R. Chapman           President, Chief Executive Officer, and Director       3/30/00
-----------------------       (Principal Executive Officer)
Gary R. Chapman

/s/ Paul Karpowicz            Vice President of Television, and Director             3/30/00
-----------------------       (Principal Operating Officer)
Paul Karpowicz

/s/ Peter E. Maloney          Vice President of Finance                              3/30/00
-----------------------       (Principal Financial Officer)
Peter E. Maloney

/s/ Thomas O. Hicks           Chairman of the Board of Directors                     3/30/00
-----------------------
Thomas O. Hicks

/s/ John R. Muse              Director                                               3/30/00
-----------------------
John R. Muse

/s/ Jeffrey A. Marcus         Director                                               3/30/00
-----------------------
Jeffrey A. Marcus

/s/ C. Dean Metropoulos       Director                                               3/30/00
-----------------------
C. Dean Metropoulos

/s/ Eric C. Neuman            Director                                               3/30/00
-----------------------
Eric C. Neuman

         Schedule I - Condensed Financial Information of the Registrant


                               LIN HOLDINGS CORP.
                            Condensed Balance Sheets
                                 (In thousands)




                                                    December 31,      December 31,
                                                        1999              1998
                                                    ------------      ------------
ASSETS
Deferred financing costs                             $  10,433         $  11,712
Other non current assets                                14,481             6,300
Investment in wholly owned subsidiaries                744,977           744,977
                                                     ---------         ---------
   Total assets                                      $ 769,891         $ 762,989
                                                     =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt                                         238,660           216,565
                                                     ---------         ---------
   Total liabilities                                   238,660           216,565
                                                     ---------         ---------
Stockholders' equity:
   Additional paid-in capital                          558,123           558,123
   Accumulated deficit                                 (26,892)          (11,699)
                                                     ---------         ---------
   Total stockholders' equity                          531,231           546,424
                                                     ---------         ---------
   Total liabilities and stockholder's equity        $ 769,891         $ 762,989
                                                     =========         =========

          Schedule I -Condensed Financial Information of the Registrant


                               LIN HOLDINGS CORP.
                       Condensed Statements of Operations
                                 (In Thousands)




                                                                         Period from
                                                   Year ended        March 3 - December
                                                December 31, 1999         31, 1998
                                                -----------------    ------------------
Other expense:

Interest expense                                    $ 23,374              $ 17,999
                                                    --------              --------
Total other expense                                   23,374                17,999
                                                    --------              --------
Loss before benefit from income taxes                (23,374)              (17,999)
Benefit from income taxes                             (8,181)               (6,300)
                                                    --------              --------
Net loss                                            $(15,193)             $(11,699)
                                                    ========              ========

          Schedule I -Condensed Financial Information of the Registrant


                               LIN HOLDINGS CORP.
                  Condensed Statements of Stockholders' Equity
                                 (In thousands)



                                                            Common Stock          Additional                           Total
                                                         ------------------        Paid-in        Accumulated      Stockholders'
                                                         Shares      Amount        Capital          Deficit           Equity
                                                         ------      ------       ----------      -----------      -------------
Balance at December 31, 1997                                 1        $ --        $       1        $      --         $       1
                                                          ----        ----        ---------        ---------         ---------
Balance at March 2, 1998  (Predecessor)                      1          --                1               --                 1
    Acquisition of LIN Television Corporation
         and contribution of KXAS-TV to NBC
         Joint Venture                                      --          --          558,122               --           558,122
    Net loss                                                --          --               --          (11,699)          (11,699)
                                                          ----        ----        ---------        ---------         ---------
Balance at December 31, 1998                                 1          --          558,123          (11,699)          546,424
    Net loss                                                --          --               --          (15,193)          (15,193)
                                                          ----        ----        ---------        ---------         ---------
Balance at December 31, 1999                                 1        $ --        $ 558,123        $ (26,892)        $ 531,231
                                                          ====        ====        =========        =========         =========

         Schedule I -Condensed Financial Information of the Registrant


                               LIN HOLDINGS CORP.
                       Condensed Statements of Cash Flows
                                 (In thousands)




                                                                Year ended        Period from
                                                               December 31,  March 3 - December 31,
                                                                   1999              1998
                                                               ------------  ----------------------
Operating activities:
Net loss                                                        $ (15,193)        $ (11,699)
Amortization of financing costs and notes discount                 23,374            17,999
Deferred taxes                                                     (8,181)           (6,300)
                                                                ---------         ---------
Net cash used in operating activities                                  --                --
                                                                ---------         ---------

Investing activities:


Investment in LIN Television Corporation                        $      --         $(744,977)
                                                                ---------         ---------
Net cash used in investing activities                                  --          (744,977)
                                                                ---------         ---------

Financing activities:
Proceeds from long-term debt                                           --           199,631
Loan fees incurred on long-term debt                                   --           (12,777)
Proceeds from capital contributions                                    --           558,123
                                                                ---------         ---------
Net cash provided by financing activities                              --           744,977
                                                                ---------         ---------
Net change in cash and cash equivalents                                --                --
                                                                ---------         ---------

Cash and cash equivalents at the beginning of the period               --                --
                                                                ---------         ---------
Cash and cash equivalents at the end of the period              $      --         $      --
                                                                ---------         ---------

                 Schedule II -Valuation and Qualifying Accounts
                               LIN Holdings Corp.
                                 (In Thousands)



                                                       Balance at
                                                      beginning of         Charged to                       Other       Balance at
                                                         period            operations      Deductions    deductions    end of period
                                                      ------------         ----------      ----------    ----------    -------------
Year ended December 31, 1999:
      Allowance for Doubtful Accounts..............     $ 1,880             $ 493          $ 455 (1)       $ --          $   1,918


Period from March 3, 1998 to December 31, 1998:
      Allowance for Doubtful Accounts..............     $ 2,296             $ 289          $ 397 (1)       $308 (2)      $   1,880


Period from January 1, 1998 to March 2, 1998:
      Allowance for Doubtful Accounts..............     $ 2,197             $ 133          $  34 (1)       $ --          $   2,296


Year ended December 31, 1997 (Predecessor):
      Allowance for Doubtful Accounts..............     $ 1,960             $ 971          $ 734 (1)       $  --         $   2,197


(1) Uncollected accounts written off, net of recoveries.

(2) Contribution of KXAS-TV to NBC joint venture.