Form 10-Q
period 2000-03-31
LIN HOLDINGS CORP; LIN TELEVISION CORP
filed 2000-05-12
CIK 1062707, 931058

      As filed with the Securities and Exchange Commission on May 12, 2000.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from_______________to_______________


  Commission File Number: 333-54003-06         Commission File Number: 000-25206
                          ------------                                 ---------

                LIN HOLDINGS CORP.                                             LIN TELEVISION CORPORATION
------------------------------------------------------         ------------------------------------------------------
(Exact name of registrant as specified in its charter)         (Exact name of registrant as specified in its charter)


         DELAWARE                                             DELAWARE
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (State or other jurisdiction of
 incorporation or organization)                   incorporation or organization)

           75-2733097                                    13-3581627
------------------------------------        ------------------------------------
(I.R.S. Employer Identification No.)        (I.R.S. Employer Identification No.)


     1 RICHMOND SQUARE, SUITE 230E, PROVIDENCE, RHODE ISLAND     02906
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

1,000 Shares of LIN Holdings Corp.'s Common Stock, par value $.01 per share, and 1,000 shares of LIN Television Corporation's Common Stock, par value $.01 per share, were outstanding as of May 12, 2000.

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----

Part I.  Financial Information

Item 1.  Financial Statements

         LIN HOLDINGS CORP.
         Condensed Consolidated Balance Sheets                                             1
         Condensed Consolidated Statements of Operations                                   2
         Condensed Consolidated Statements of Cash Flows                                   3
         Notes to Condensed Consolidated Financial Statements                              4

         LIN TELEVISION CORPORATION
         Condensed Consolidated Balance Sheets                                             8
         Condensed Consolidated Statements of Operations                                   9
         Condensed Consolidated Statements of Cash Flows                                  10
         Notes to Condensed Consolidated Financial Statements                             11

Item 2.  Management's Discussion and Analysis of Results of Operations
         And Financial Condition                                                          15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       19

Part II. Other Information

Item 1.  Legal Proceedings                                                                20
Item 6.  Exhibits and Reports on Form 8-K                                                 20

                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS


                               LIN HOLDINGS CORP.
                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                                      March 31, 2000       December 31, 1999
                                                                                      --------------       -----------------
ASSETS                                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                                                          $    11,123           $    17,699
     Accounts receivable, less allowance for doubtful accounts (2000 -
     $1,554; 1999 - $1,918)                                                                  43,626                55,515
     Program rights                                                                          15,877                13,601
     Other current assets                                                                     7,325                 6,988
                                                                                        -----------           -----------
     Total current assets                                                                    77,951                93,803
Property and equipment, net                                                                 153,184               144,882
Deferred financing costs                                                                     40,257                41,553
Investment in joint ventures                                                                 64,929                65,771
Investment in Southwest Sports Group, at cost plus accrued interest                          50,750                50,000
Program rights                                                                                6,078                 4,552
Intangible assets, net                                                                    1,650,741             1,546,392
Other assets                                                                                  9,512                 5,732
                                                                                        -----------           -----------
     Total Assets                                                                       $ 2,053,402           $ 1,952,685
                                                                                        ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $     6,869           $     7,477
     Program obligations                                                                     15,237                13,336
     Accrued income taxes                                                                     4,719                 4,750
     Current portion of long-term debt                                                       17,077                15,805
     Accrued interest expense                                                                 3,747                10,494
     Other accruals                                                                          15,204                21,895
                                                                                        -----------           -----------
     Total current liabilities                                                               62,853                73,757
Long-term debt, excluding current portion                                                   968,321               841,821
Deferred income taxes                                                                       531,269               524,323
Program obligations                                                                           6,630                 5,819
Other liabilities                                                                             6,919                 7,050
                                                                                        -----------           -----------
     Total liabilities                                                                    1,575,992             1,452,770
                                                                                        -----------           -----------

Commitments and Contingencies (Note 6)

Stockholders' equity:
     Preferred stock, $0.01 par value: No Shares Authorized                                    --                    --
     Common stock, $0.01 par value: Authorized, issued and outstanding shares;
     2000 - 1,000, 1999 - 1,000                                                                 --                    --
     Additional paid-in capital                                                             561,261               561,200
     Accumulated deficit                                                                    (83,851)              (61,285)
                                                                                        -----------           -----------
      Total stockholders' equity                                                            477,410               499,915
                                                                                        -----------           -----------
          Total liabilities and stockholders' equity                                    $ 2,053,402           $ 1,952,685
                                                                                        ===========           ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               LIN HOLDINGS CORP.
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)
                                 (In thousands)


                                                              Three Months      Three Months
                                                                 Ended             Ended
                                                             March 31, 2000    March 31, 1999
                                                             --------------    --------------

Net revenues                                                    $ 59,274           $ 44,610

Operating costs and expenses:
     Direct operating                                             18,073             12,104
     Selling, general and administrative                          14,043             12,466
     Corporate                                                     2,516              1,948
     KXTX management fee                                            --                1,543
     Amortization of program rights                                4,996              3,345
     Depreciation and amortization of intangible assets           15,355             14,215
                                                                --------           --------

Total operating costs and expenses                                54,983             45,621
                                                                --------           --------

     Operating income (loss)                                       4,291             (1,011)

Other (income) expense:
     Interest expense                                             19,774             15,909
     Investment income                                            (1,016)              (589)
     Share of loss in joint ventures                               1,021              1,821
     Other, net                                                       25               --
                                                                --------           --------
Total other expense, net                                          19,804             17,141
                                                                --------           --------

     Loss before provision for (benefit from)
        income taxes                                             (15,513)           (18,152)
Provison for (benefit from) income taxes                           7,053             (2,981)
                                                                --------           --------

     Net loss                                                   $(22,566)          $(15,171)
                                                                ========           ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               LIN HOLDINGS CORP.
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)


                                                                 Three Months      Three Months
                                                                     Ended             Ended
                                                                March 31, 2000    March 31, 1999
                                                                --------------    --------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               $   5,426           $  (1,173)
                                                                  ---------           ---------

INVESTING ACTIVITIES:
Capital expenditures                                                 (4,701)             (7,382)
Proceeds from asset disposals                                          --                    14
Investment in joint ventures                                           --                  (135)
Acquisitions of WWLP, net of cash acquired                         (125,878)               --
Local Marketing Agreement Expenditures                               (3,250)               --
                                                                  ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                              (133,829)             (7,503)
                                                                  ---------           ---------
FINANCING ACTIVITIES:
Payments on exercises of phantom stock units                            (61)               (171)
Principal payments on long-term debt                                (16,112)            (10,927)
Proceeds from long-term debt                                         10,000                --
Proceeds from long-term debt related to the
 acquisition of WWLP-TV                                             128,000                --
                                                                  ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                               121,827             (11,098)
                                                                  ---------           ---------

Net decrease in cash and cash equivalents                            (6,576)            (19,774)

Cash and cash equivalents at the beginning of the period             17,699              41,349
                                                                  ---------           ---------

Cash and cash equivalents at the end of the period                $  11,123           $  21,575
                                                                  =========           =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

In March 2000, WGRC, Inc., a subsidiary of WWLP
Holdings, Inc., acquired WWLP-TV for approximately
$128.0 million. For accounting purposes only, the cash flows of WWLP Holdings, Inc. and its consolidated subsidiaries are included in these condensed consolidated financial statement. In conjunction with this acquisition, liabilities were assumed as follows:

  Fair value of assets acquired                                   $ 128,635                --
  Cash paid                                                        (128,000)               --
                                                                  ---------           ---------
    Liabilities assumed                                          $      635                --
                                                                 ==========           ======+==

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION:

     LIN Holdings Corp. ("LIN Holdings"), together with its subsidiaries, including LIN Television Corporation ("LIN Television") (together, the "Company"), is a television station group operator in the United States and Puerto Rico that owns nine television stations, eight of which are network-affiliated television stations. Additionally, the Company has local marketing agreements ("LMAs") under which it programs four other stations in the markets in which it operates. LIN Holdings and its subsidiaries, including LIN Television, are affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse").

     All of the Company's direct and indirect consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Subordinated Notes on a joint and several basis.

     These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

     In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

     The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectability of accounts receivable and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates.

NOTE 2 - INVESTMENTS:

     JOINT VENTURE WITH NBC. The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the joint venture (in thousands):

                                           Three Months      Three Months
                                              Ended             Ended
                                          March 31, 2000    March 31, 1999
                                           (unaudited)       (unaudited)
                                          --------------    --------------
Net revenues .....................          $ 37,250           $ 29,593
Operating income..................            12,556              6,598
Net loss .........................            (4,132)            (8,929)



                                         March 31, 2000    December 31, 1999
                                          (unaudited)         (unaudited)
                                         --------------    -----------------
Current assets ...................          $ 14,158          $    159
Non-current assets ...............           237,759           249,692
Current liabilities ..............             1,087               725
Non-current liabilities...........           815,500           815,500

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

     The financial information of the Company's other joint venture investments is not material for all periods presented.

NOTE 3 - INTANGIBLE ASSETS:

Intangible assets consisted of the following at (in thousands):

                                                                 March 31, 2000    December 31, 1999
                                                                  (Unaudited)
                                                                 --------------    -----------------
FCC licenses and network affiliations...................          $ 1,058,548           $   944,020
Goodwill ...............................................              670,397               670,397
                                                                  -----------           -----------
                                                                    1,728,945             1,614,417
Less accumulated amortization ..........................              (78,204)              (68,025)
                                                                  -----------           -----------
                                                                  $ 1,650,741           $ 1,546,392
                                                                  ===========           ===========

NOTE 4 - LONG-TERM DEBT:

Long-term debt consisted of the following at (in thousands):

                                                                     March 31, 2000    December 31, 1999
                                                                      (Unaudited)
                                                                     --------------    -----------------
Senior Credit Facilities ....................................          $ 313,467           $ 319,579
$300,000, 8 3/8% Senior Subordinated Notes
  due 2008 (net of a discount of $600) ......................            299,400             299,387
$325,000, 10% Senior Discount Notes
  due 2008 (net of a discount of $80,469) ...................            244,531             238,660
Credit facilities of WWLP Holdings, Inc.
  and its consolidated subsidiaries..........................            128,000                  --
                                                                       ---------           ---------
Total debt ..................................................            985,398             857,626

Less current portion ........................................            (17,077)            (15,805)
                                                                       ---------           ---------
Total long-term debt ........................................          $ 968,321           $ 841,821
                                                                       =========           =========

NOTE 5 - RELATED PARTY TRANSACTIONS:

     MONITORING AND OVERSIGHT AGREEMENT. In 1998 LIN Holdings and LIN Television (collectively, the "Clients") entered into a ten-year agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of LIN Holdings and its subsidiaries for the then current fiscal year. Upon the acquisition by LIN Holdings and its subsidiaries of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of LIN Holdings and it subsidiaries. In no event shall the annual fee be less than $1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to LIN Holdings or LIN Television. The fee for the three months ended March 31, 2000 and 1999 was $338,475 and $250,000, respectively.

     WWLP, HOLDINGS INC. Pursuant to a Guarantee and Collateral Agreement with Chase Manhattan Bank, as administrative agent, and the lenders named therein, dated March 31, 2000, the Company is the guarantor of a $75 million credit facility to WWLP, Inc. of which $50 million was outstanding as of March 31, 2000. WWLP Holdings Inc., and its subsidiaries WWLP, Inc. and WGRC, Inc. (together, "WWLP Holdings"), companies recently formed by Gary R. Chapman, President and CEO of LIN Television, acquired the broadcast license and operating assets of WWLP-TV, a station previously operated by Benedek Broadcasting Corporation, on March 31, 2000. The acquisition was accounted for as a purchase by WWLP Holdings and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Those estimates are subject to adjustment when additional information concerning tangible asset and liability valuations is finalized. The Company does not own or control the assets or FCC license of WGRC, Inc. Pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," WWLP Holdings satisfies the definition of a special purpose entity and the Company is deemed to be the sponsor of WWLP Holdings. Accordingly, the financial results of operations of WWLP Holdings have been consolidated with those of the Company in these condensed consolidated financial statements. Mr. Chapman has granted to the Company a one-year purchase option to acquire the stock of WWLP Holdings at an amount equal to Mr. Chapman's investment in WWLP Holdings. In addition, the Company has entered into a management services agreement as an independent contractor with WGRC, Inc. whereby the Company provides services related to the management and operations of WGRC, Inc.

     The assets and liabilities of WWLP Holdings at March 31, 2000 are summarized below:

Current assets ..................................................... $   5,332
Non-current assets .................................................   123,303
Current liabilities ................................................       635
Non-current liabilities ............................................   128,000

     WWLP Holdings had no revenues or expenses in any periods presented. Pro forma statements of operations would not differ materially from reported results for any period presented.

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

     JOINT VENTURE WITH 21ST CENTURY GROUP LLC. In August 1999, the Company and 21st Century Group LLC ("21st Century"), an entity in which Hicks Muse has a substantial economic interest, announced the formation of a television station joint venture, Banks Broadcasting, LLC. The Company and 21st Century also announced the first transaction of the Banks Broadcasting joint venture, the entry into a local marketing agreement to build and develop a new WB affiliate serving the Wichita, Kansas DMA. As of March 31, 2000, the Company has provided funding of $5.8 million in the form of an investment of $2.9 million and an advance of $2.9 million, to the Banks Broadcasting joint venture.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

     CHANGES IN FCC OWNERSHIP RULES. Effective November 16, 1999, the Federal Communications Commission (the "FCC") significantly revised certain of its broadcast ownership regulations. The new rules are still subject to potentially significant amendments in response to numerous petitions for reconsideration. As the rules are currently formulated, the Company believes that: 1) the four LMAs the Company has entered into in the Grand Rapids, New Haven, Austin and Norfolk markets are grandfathered; 2) these four combinations are probably eligible for waivers of the duopoly rule and the Company will likely be able to convert those LMAs to ownership interests through the exercise of option rights with respect to each of those stations prior to the expiration of the grandfather period; and
3) the rules permit the continued cross-ownership by the Company and AMFM Inc., an entity in which Hicks Muse has a significant economic interest, of the television and radio stations currently owned by those companies in the Grand Rapids, Hartford-New Haven, Austin, and Indianapolis markets. (Stations owned by the Company and AMFM Inc. are each attributable to the other company for purposes of the radio-television cross-ownership rule.) There can be no assurances however that the rules will be implemented or interpreted in such a manner. The Company is still evaluating whether and when to exercise its options to purchase each of the LMA stations.

     HICKS MUSE RESTRUCTURING. On January 21, 2000, Thomas O. Hicks and Hicks, Muse, Tate and Furst ("Hicks Muse") filed an application with the FCC proposing to restructure the ownership of the Company in a manner in which the Company and the applicants believe would render the ownership interests of Thomas O. Hicks and other Hicks Muse principals nonattributable for the purposes of FCC ownership rules. The Company expects that the current attribution issues

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

associated with the Hicks Muse ownership interests will be resolved upon the completion of the recapitalization. There can be no assurances however that the application will be approved in such a manner.

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

     In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of March 31, 2000 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

NOTE 7 - SUBSEQUENT EVENTS:

     WAND-TV EXCHANGE. On December 13, 1999, the Company entered into an agreement whereby the Company agreed to exchange with Blade Communications Inc. a 67% interest in the assets of its television station WAND-TV, Decatur, Illinois for substantially all of the assets of WLFI-TV, Inc. (the "WAND-TV Exchange"). WLFI-TV, Inc. owns, operates and is the licensee of television station WLFI-TV, Lafayette, Indiana. This transaction was completed on April 1, 2000.

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

                           LIN TELEVISION CORPORATION
                     Condensed Consolidated Balance Sheets
                    (In thousands, except number of shares)

                                                                                       March 31, 2000     December 31, 1999
                                                                                       --------------     -----------------
ASSETS                                                                                  (Unaudited)
Current assets:
     Cash and cash equivalents                                                          $    11,123           $    17,699
     Accounts receivable, less allowance for doubtful accounts (2000 - $1,554;
     1999 - $1,918)                                                                          43,626                55,515
     Program rights                                                                          15,877                13,601
     Other current assets                                                                     7,325                 6,988
                                                                                        -----------           -----------
      Total current assets                                                                   77,951                93,803
Property and equipment, net                                                                 153,184               144,882
Deferred financing costs                                                                     30,143                31,120
Investment in joint ventures                                                                 64,929                65,771
Investment in Southwest Sports Group, at cost plus accrued interest                          50,750                50,000
Program rights                                                                                6,078                 4,552
Intangible assets, net                                                                     1,650,741             1,546,392
Other assets                                                                                  9,512                 5,732
                                                                                        -----------           -----------
     Total Assets                                                                       $ 2,043,288           $ 1,942,252
                                                                                        ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $     6,869           $     7,477
     Program obligations                                                                     15,237                13,336
     Accrued income taxes                                                                     4,719                 4,750
     Current portion of long-term debt                                                       17,077                15,805
     Accrued interest expense                                                                 3,747                10,494
     Other accruals                                                                          20,697                27,389
                                                                                        -----------           -----------
Total current liabilities                                                                    68,346                79,251
Long-term debt, excluding current portion                                                   723,790               603,161
Deferred income taxes                                                                       524,969               533,309
Program obligations                                                                           6,630                 5,819
Other liabilities                                                                             6,919                 7,050
                                                                                        -----------           -----------
     Total liabilities                                                                    1,330,654             1,228,590
                                                                                        -----------           -----------

Commitments and Contingencies (Note 6)

Stockholders' equity:
     Preferred stock, $0.01 par value: No Shares Authorized                                    --                    --
     Common stock, $0.01 par value: Authorized, issued and outstanding shares;
     2000 - 1,000, 1999 - 1,000                                                                --                    --
     Additional paid-in capital                                                             748,115               748,054
     Accumulated deficit                                                                    (35,481)              (34,392)
                                                                                        -----------           -----------
      Total stockholders' equity                                                            712,634               713,662
                                                                                        -----------           -----------
          Total liabilities and stockholders' equity                                    $ 2,043,288           $ 1,942,252
                                                                                        ===========           ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              LIN TELEVISION CORP.
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)
                                 (In thousands)


                                                              Three Months      Three Months
                                                                 Ended             Ended
                                                             March 31, 2000    March 31, 1999
                                                             --------------    --------------

Net revenues                                                    $ 59,274           $ 44,610

Operating costs and expenses:
     Direct operating                                             18,073             12,104
     Selling, general and administrative                          14,043             12,466
     Corporate                                                     2,516              1,948
     KXTX management fee                                            --                1,543
     Amortization of program rights                                4,996              3,345
     Depreciation and amortization of intangible assets           15,355             14,215
                                                                --------           --------

Total operating costs and expenses                                54,983             45,621
                                                                --------           --------

     Operating income (loss)                                       4,291             (1,011)

Other (income) expense:
     Interest expense                                             13,584             10,351
     Investment income                                            (1,016)              (589)
     Share of loss in joint ventures                               1,021              1,821
     Other, net                                                       25               --
                                                                --------           --------
Total other expense, net                                          13,614             11,583
                                                                --------           --------

     Loss before provision for (benefit from)
        income taxes                                              (9,323)           (12,594)
Provison for (benefit from) income taxes                          (8,234)             2,252
                                                                --------           --------

     Net loss                                                   $ (1,089)          $(14,846)
                                                                ========           ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           LIN TELEVISION CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)


                                                                 Three Months      Three Months
                                                                     Ended             Ended
                                                                March 31, 2000    March 31, 1999
                                                                --------------    --------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               $   5,426           $  (1,173)
                                                                  ---------           ---------

INVESTING ACTIVITIES:
Capital expenditures                                                 (4,701)             (7,382)
Proceeds from asset disposals                                          --                    14
Investment in joint ventures                                           --                  (135)
Acquisition of WWLP-TV, net of cash acquired                       (125,878)               --
Local Marketing Agreement Expenditures                               (3,250)               --
                                                                  ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                              (133,829)             (7,503)
                                                                  ----------          ----------
FINANCING ACTIVITIES:
Payments on exercises of phantom stock units                            (61)               (171)
Principal payments on long-term debt                                (16,112)            (10,927)
Proceeds from long-term debt                                         10,000                --
Proceeds from long-term debt related to the
 acquisition of WWLP-TV                                             128,000                --
                                                                  ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                               121,827             (11,098)
                                                                  ---------           ---------

Net decrease in cash and cash equivalents                            (6,576)            (19,774)

Cash and cash equivalents at the beginning of the period             17,699              41,349
                                                                  ---------           ---------

Cash and cash equivalents at the end of the period                $  11,123           $  21,575
                                                                  =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

In March 2000, WGRC, Inc., a subsidiary of WWLP Holdings, Inc., acquired WWLP-TV for approximately $128.0 million. For accounting purposes only, the cash flows of WWLP Holdings, Inc., and its consolidated subsidiaries are included in these condensed consolidated financial statements. In conjunction with this acquisition, liabilities were assumed as follows:

     Fair value of assets acquired                                $ 128,635                --
     Cash paid                                                     (128,000)               --
                                                                  ---------           ---------
          Liabilities assumed                                     $     635                --
                                                                  =========           =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION:

     LIN Television Corporation, together with its subsidiaries (together, the "Company" or "LIN Television"), is a television station group operator in the United States and Puerto Rico that owns nine television stations, eight of which are network-affiliated television stations. Additionally, the Company has local marketing agreements ("LMAs") under which it programs four other stations in the markets in which it operates. LIN Television is an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse").

     All of the Company's direct and indirect consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Subordinated Notes on a joint and several basis.

     These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

     In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

     The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectability of accounts receivable and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates.

NOTE 2 - INVESTMENTS:

     JOINT VENTURE WITH NBC. The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the joint venture (in thousands):

                                           Three Months      Three Months
                                              Ended             Ended
                                          March 31, 2000    March 31, 1999
                                           (unaudited)        (unaudited)
                                          --------------    --------------
Net revenues .....................          $ 37,250           $ 29,593
Operating income..................            12,556              6,598
Net loss .........................            (4,132)            (8,929)



                                         March 31, 2000    December 31, 1999
                                           (unaudited)        (unaudited)
                                         --------------    -----------------
Current assets ...................          $ 14,158          $    159
Non-current assets ...............           237,759           249,692
Current liabilities ..............             1,087               725
Non-current liabilities...........           815,500           815,500

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The financial information of the Company's other joint venture investments is not material for all periods presented.

NOTE 3 - INTANGIBLE ASSETS:

Intangible assets consisted of the following (in thousands):

                                                                 March 31, 2000
                                                                   (Unaudited)       December 31, 1999
                                                                 --------------      -----------------
FCC licenses and network affiliations...................          $ 1,058,548           $   944,020
Goodwill ...............................................              670,397               670,397
                                                                  -----------           -----------
                                                                    1,728,945             1,614,417
Less accumulated amortization ..........................              (78,204)              (68,025)
                                                                  -----------           -----------
                                                                  $ 1,650,741           $ 1,546,392
                                                                  ===========           ===========


NOTE 4- LONG-TERM DEBT:

     Long-term debt consisted of the following at (in thousands):

                                                                     March 31, 2000
                                                                      (Unaudited)      December 31, 1999
                                                                     --------------    -----------------
Senior Credit Facilities ....................................          $ 313,467           $ 319,579
$300,000, 8 3/8% Senior Subordinated Notes
  due 2008 (net of discount of $600) ........................            299,400             299,387
Credit facilities of WWLP Holdings, Inc. and its
  consolidated subsidiaries .................................            128,000                  -
                                                                       ---------           ---------
Total debt ..................................................            740,867             618,966

Less current portion ........................................            (17,077)            (15,805)
                                                                       ---------           ---------
Total long-term debt ........................................          $ 723,790           $ 603,161
                                                                       =========           =========

NOTE 5 - RELATED PARTY TRANSACTIONS:

     MONITORING AND OVERSIGHT AGREEMENT. In 1998 LIN Holdings and LIN Television (collectively, the "Clients") entered into a ten-year agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of LIN Holdings and its subsidiaries for the then current fiscal year. Upon the acquisition by LIN Holdings and its subsidiaries of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of LIN Holdings and it subsidiaries. In no event shall the annual fee be less than $1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to LIN Holdings or LIN Television. The fee for the three months ended March 31, 2000 and 1999 was $338,475 and $250,000, respectively.

     WWLP, HOLDINGS, INC. Pursuant to a Guarantee and Collateral Agreement with Chase Manhattan Bank, as administrative agent, and the lenders named therein, dated March 31, 2000, the Company is the guarantor of a $75 million credit facility to WWLP, Inc. of which $50 million was outstanding as of March 31, 2000. WWLP Holdings Inc., and its subsidiaries WWLP, Inc. and WGRC, Inc. (together, "WWLP Holdings"), companies recently formed by Gary R. Chapman, President and CEO of LIN Television, acquired the broadcast license and operating assets of WWLP-TV,a station previously operated by Benedek Broadcasting Corporation, on March 31, 2000. The acquisition was accounted for as a purchase by WWLP Holdings and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Those estimates are subject to adjustment when additional information concerning tangible asset and liability valuations is finalized. The Company does not own or control the assets or FCC license of WGRC, Inc. Pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," WWLP Holdings satisfies the definition of a special purpose entity and the Company is deemed to be the sponsor of WWLP Holdings. Accordingly, the financial results of operations of WWLP Holdings have been consolidated with those of the Company in these condensed consolidated financial statements. Mr. Chapman has granted to the Company a one-year purchase option to acquire the stock of WWLP Holdings at an amount equal to Mr. Chapmans' investment in WWLP Holdings. In addition, the Company has entered into a management services agreement as an independent contractor with WGRC, Inc. whereby the Company provides services related to the management and operations of WGRC, Inc.

     The assets and liabilities of WWLP Holdings at March 31, 2000 are summarized below:

Current assets ...................................................  $  5,332
Non-current assets ...............................................   123,303
Current liabilities ..............................................       635
Non-current liabilities ..........................................   128,000

     WWLP Holdings had no revenues or expenses in any periods presented. Pro forma statements of operations would not differ materially from reported results for any period presented.

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

     JOINT VENTURE WITH 21ST CENTURY GROUP LLC. In August 1999, the Company and 21st Century Group LLC ("21st Century"), an entity in which Hicks Muse has a substantial economic interest, announced the formation of a television station joint venture, Banks Broadcasting, LLC. The Company and 21st Century also announced the first transaction of the Banks Broadcasting joint venture, the entry into a local marketing agreement to build and develop a new WB affiliate serving the Wichita, Kansas DMA. As of March 31, 2000, the Company has provided funding of $5.8 million in the form of an investment of $2.9 million and an advance of $2.9 million, to the Banks Broadcasting joint venture.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

     CHANGES IN FCC OWNERSHIP RULES. Effective November 16, 1999, the Federal Communications Commission (the "FCC") significantly revised certain of its broadcast ownership regulations. The new rules are still subject to potentially significant amendments in response to numerous petitions for reconsideration. As the rules are currently formulated, the Company believes that: 1) the four LMAs the Company has entered into in the Grand Rapids, New Haven, Austin and Norfolk markets are grandfathered; 2) these four combinations are probably eligible for waivers of the duopoly rule and the Company will likely be able to convert those LMAs to ownership interests through the exercise of option rights with respect to each of those stations prior to the expiration of the grandfather period; and
3) the rules permit the continued cross-ownership by the Company and AMFM Inc., an entity in which Hicks Muse has a significant economic interest, of the television and radio stations currently owned by those companies in the Grand Rapids, Hartford-New Haven, Austin, and Indianapolis markets. (Stations owned by the Company and AMFM Inc. are each attributable to the other company for purposes of the radio-television cross-ownership rule.) There can be no assurances however that the rules will be implemented or interpreted in such a manner. The Company is still evaluating whether and when to exercise its options to purchase each of the LMA stations.

     HICKS MUSE RESTRUCTURING. On January 21, 2000, Thomas O. Hicks and Hicks, Muse, Tate and Furst ("Hicks Muse") filed an application with the FCC proposing to restructure the ownership of the Company in a manner in which the Company and the applicants believe would render the ownership interests of Thomas O. Hicks and other Hicks Muse principals nonattributable for the purposes of FCC ownership rules. The Company expects that the current attribution issues associated with the Hicks Muse ownership interests will be resolved upon the

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

completion of the recapitalization. There can be no assurances however that the application will be approved in such a manner.

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

     In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of March 31, 2000 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

NOTE 7 - SUBSEQUENT EVENTS:

     WAND-TV EXCHANGE. On December 13, 1999, the Company entered into an agreement whereby the Company agreed to exchange with Blade Communications Inc. a 67% interest in the assets of its television station WAND-TV, Decatur, Illinois for substantially all of the assets of WLFI-TV, Inc. (the "WAND-TV Exchange"). WLFI-TV, Inc. owns, operates and is the licensee of television station WLFI-TV, Lafayette, Indiana. This transaction was completed on April 1, 2000.

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

                          PART I: FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements

     Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the future financial position and operating results of LIN Holdings Corp. ("LIN Holdings") and its subsidiaries, including LIN Television Corporation ("LIN Television"), together, the "Company." When used in this report, the words "believes," "anticipates," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of risks, uncertainties and factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forwarding-looking statements. These factors include, without limitation, the promulgation of the new FCC's broadcast ownership regulations and other regulatory changes, the attribution of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") ownership interests, the timing and completion of the Hicks Muse Restructuring, the timing and completion of the AMFM, Inc. merger with Clear Channel Communications, changes in advertising, demand, technological changes, acquisitions and dispositions, as well as other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Business Combinations and Dispositions

     On June 3, 1999, LIN Television of Texas, a subsidiary of LIN Television ("LIN Texas") contributed all of the assets of KXTX-TV to Southwest Sports Group Holdings LLC, Inc. In exchange, LIN Texas received 500,000 units of SSG's Series A Preferred Units, par value $100.00 per unit.

     On June 30, 1999, the Company acquired the assets of WOOD-TV and the LMA rights related to WOTV-TV, both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The total purchase price for the Grand Rapids Acquisition was approximately $142.4 million, including direct costs of the acquisition. The Grand Rapids Acquisition was funded by the combination of operating funds and $93.0 million of borrowings under the Company's term loan facility.

     On October 19, 1999 the Company acquired Pegasus Broadcasting of San Juan, L.L.C., the owner and operator of WAPA-TV, an independent station located in San Juan, Puerto Rico (the "Pegasus Acquisition"). The total purchase price for the Pegasus Acquisition was approximately $71.8 million in cash, including direct costs of the acquisition. The Pegasus Acquisition was funded by a combination of operating funds and $60.0 million of borrowings under the Company's term loan facility.

     WWLP HOLDINGS, INC., Pursuant to a Guarantee and Collateral Agreement with Chase Manhattan Bank, as administrative agent, and the lenders named therein, dated March 31, 2000, the Company is the guarantor of a $75 million credit facility to WWLP, Inc. of which $50 million was outstanding as of March 31, 2000. WWLP Holdings Inc., and its subsidiaries WWLP, Inc. and WGRC, Inc. (together, "WWLP Holdings"), companies recently formed by Gary R. Chapman, President and CEO of LIN Television, acquired the broadcast license and operating assets of WWLP-TV, a station previously operated by Benedek Broadcasting Corporation, on March 31, 2000. The acquisition was accounted for as a purchase by WWLP Holdings and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. These estimates are subject to adjustment when additional information concerning tangible asset and liability valuations is finalized. The Company does not own or control the assets or FCC license of WGRC, Inc. Pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," WWLP Holdings satisfies the definition of a special purpose entity and the Company is deemed to be the sponsor of WWLP Holdings. Accordingly, the financial results of operations of WWLP Holdings have been consolidated with those of the Company in the condensed consolidated financial statements. Mr. Chapman has granted to the Company a one-year purchase option to acquire the stock of WWLP Holdings at an amount equal to Mr. Chapman's investment in WWLP Holdings. In addition, the Company has entered into a management services agreement as an independent contractor with WGRC, Inc. whereby the Company provides services related to the management and operations of WGRC, Inc.

     The assets and liabilities of WWLP Holdings at March 31, 2000 are summarized below:

Current assets...................................................... $  5,332
Non-current assets..................................................  123,303
Current liabilities.................................................      635
Non-current liabilities.............................................  128,000

     WWLP Holdings had no revenues or expenses in any periods presented. Pro forma statements of operations would not differ materially from reported results for any period presented.

Results of Operations

     Set forth below are the significant factors that contributed to the operating results of the Company for the three-month periods ended March 31, 2000 and 1999. The Company's results from operations from period to period are not directly comparable because of the impact of acquisitions and disposals, including the acquisition of WOOD-TV, WOTV-TV and WAPA-TV and the disposition of KXTX-TV.

                                                     Three Months Ended
                                                     ------------------
                                               March 31, 2000    March 31, 1999
                                                 (unaudited)       (unaudited)
                                               --------------    --------------
Net Revenues                                      $ 59,274          $ 44,610


Operating costs and expenses:
     Direct operating                               18,073            12,104
     Selling, general and administrative            14,043            12,466
     Corporate                                       2,516             1,948
     KXTX management fee                              --               1,543
     Amortization of program rights                  4,996             3,345
     Depreciation and amortization                  15,355            14,215
                                                  --------          --------
Total operating costs and expenses                  54,983            45,621
                                                  --------          --------
Operating income (loss)                           $  4,291          $ (1,011)
                                                  --------          --------

     Net revenues consist primarily of national and local air time sales, net of sales adjustments and agency commissions, network compensation, barter revenues and revenues from the production of local commercials and sports programming. Total net revenues for the three- month period ended March 31, 2000 increased approximately 32.9% to $59.3 compared to net revenue of $44.6 for the same period last year. The increase is primarily due to the impact of the acquisition of WOOD-TV, WOTV-TV and WAPA-TV partially offset by the disposition of KXTX-TV. In addition, the increase is the result of net advertising revenue growth in the markets in which WTNH-TV and WAVY-TV operate, and the continued growth of the Company's LMA stations.

     Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs, increased approximately 49.3% to $18.1 for the three-month period ended March 31, 2000, compared to direct operating expenses of $12.1 million for the same period last year. The increase is primarily due to the impact of the acquisition of WOOD-TV, WOTV-TV and WAPA-TV partially offset by the disposition of KXTX-TV.

     Selling, general and administrative expenses increased approximately 12.7% to $14.0 million for the three-month period ended March 31, 2000, compared to selling, general and administrative expenses of $12.5 million for the same period last year. The increase is primarily the result of higher sales commission costs associated with the advertising revenue increase.

     Corporate expenses, representing costs associated with the centralized management of the Company's stations, increased 29.2% to $2.5 million for the three-month period ended March 31, 2000, compared to corporate expenses of $1.9 million for the same period last year. The increase is primarily driven by increases in corporate development expenses and management bonuses.

     The KXTX management fee, representing fees paid to SSG for the management and sub-programming of KXTX-TV, ceased on June 3, 1999 as a result of the disposition of KXTX.

     Amortization of program rights, representing costs associated with the acquisition of syndicated programming, features and specials increased 49.4% to $5.0 million for the three-month period ended March 31, 2000, compared to amortization of program rights of $3.3 million for the same period last year. The increase is primarily due to the impact of the acquisition of WOOD-TV, WOTV-TV and WAPA-TV partially offset by the disposition of KXTX-TV.

     Depreciation and amortization of intangible assets increased 8.0% to $15.4 million for the three-month period ended March 31, 2000, compared to depreciation and amortization of intangible assets of $14.2 million for the same period last year. The increase is primarily due to the increase in intangible assets associated with the acquisition of WOOD-TV, WOTV-TV and WAPA-TV.

Other Expenses

     Interest expense increased $3.9 million to $19.8 the three-month period ended March 31, 2000, compared to interest expense of $15.9 million for the same period last year. The increase is the result of increased borrowings associated with the acquisition of WOOD-TV, WOTV-TV and WAPA-TV in 1999.

     The Company's provision for income taxes increased $10.1 million to $7.1 million for the three-month period ended March 31, 2000, compared to a benefit of $3.0 million for the same period last year. The increase was primarily due to a decrease in the Company's net loss.

Liquidity and Capital Resources

     Net cash provided by operating activities for the three months ended March 31, 2000 totaled $5.4 million, compared to net cash used in operating activities of $1.2 million for the same period last year. The increase is the result of increases in operating income. Net cash used in investing activities was $133.8 million for the three months ended March 31, 2000, compared to $7.5 million for the same period last year. The increase is primarily due to amounts paid related to the WWLP-TV transaction. Net cash provided by financing activities for the three months ended March 31, 2000 was $121.8 million compared to cash used in financing activities of $11.1 million for the same period last year. The increase in cash provided is due to proceeds from a credit facility provided to WWLP Holdings, Inc. and its subsidiaries in connection with the WWLP-TV transaction.

     Based on the current level of operations and anticipated future growth (both internally generated as well as through acquisitions), the Company believes that its cash flows from operations, together with borrowings under its credit facilities, will be sufficient to meet its anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next year.

Year 2000

     As of the date of this report, the Company has not experienced any material Year 2000 related business interruptions. The Company will continue to engage in an ongoing Year 2000 assessment, but has not yet identified any material Year 2000 issues. The Company believes that modifications and conversions of its internal systems and equipment has allowed it to be Year 2000 compliant. There can be no assurance, however, that the Company's internal systems or equipment or those of third parties on which the Company relies are completely Year 2000 compliant or that Year 2000 problems will not occur in the future. The failure of the systems or equipment of the Company or third parties could have a material adverse effect on the Company's business, financial position and results of operations.

                          PART I: FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates principally with respect to its credit facility, which is priced based on certain interest rate alternatives. The Company's Senior Subordinated and Senior Discount Notes are fixed rate instruments (see Note 4 of the notes to the condensed consolidated financial statements.) The Company does not believe that its interest rate risks are material to its operations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously reported, LIN Television was named as a defendant in four lawsuits regarding the then proposed merger of LIN Television with LIN Holdings. The plaintiffs in each of these actions have agreed to an indefinite extension of time for each of the defendants served to respond to the respective complaints. No discovery has taken place.

     In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation at March 31, 2000 is likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS:
     ---------

      10.28                Amended and Restated Guarantee and Collateral Agreement dated as of
                           March 31, 2000, between LIN Holdings Corp., LIN Television
                           Corporation and certain of its Subsidiaries, in favor of The Chase
                           Manhattan Bank.
      10.29                Option Agreement dated as of March 31, 2000, between LIN Television
                           Corporation and Gary R. Chapman.
      10.30                Management Service Agreement dated as of March 31,
                           2000, between LIN Television Corporation and WGRC,
                           LLC.
      27.1                 Financial Data Schedule for LIN Holdings Corp. for the three months ended March 31, 2000.
      27.2                 Financial Data Schedule for LIN Television Corporation for the three months ended March 31, 2000.

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


LIN HOLDINGS CORP.                          LIN TELEVISION CORPORATION
         (Registrant)                                     (Registrant)



DATED:   MAY 12, 2000                             /s/ Peter E. Maloney
                                                  -------------------------
                                                  Peter E. Maloney
                                                  Vice President of Finance
                                                  (Principal Financial and
                                                  Accounting Officer.)