Form 10-Q
period 2000-06-30
LIN HOLDINGS CORP; LIN TELEVISION CORP
filed 2000-08-14
CIK 1062707, 931058

    As filed with the Securities and Exchange Commission on August 14, 2000.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ______________ to _______________


Commission File Number: 333-54003-06         Commission File Number: 000-25206
                        ------------                                 ---------

                  LIN HOLDINGS CORP.                                     LIN TELEVISION CORPORATION
------------------------------------------------------      ------------------------------------------------------
(Exact name of registrant as specified in its charter)      (Exact name of registrant as specified in its charter)

             DELAWARE                                     DELAWARE
  -------------------------------             -------------------------------
  (State or other jurisdiction of             (State or other jurisdiction of
   incorporation or organization)              incorporation or organization)

            75-2733097                                    13-3581627
------------------------------------        ------------------------------------
(I.R.S. Employer Identification No.)        (I.R.S. Employer Identification No.)

      1 RICHMOND SQUARE, SUITE 230E, PROVIDENCE, RHODE ISLAND     02906
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

[X] Yes     [ ] No

NOTE:
-----
10-Q presents results for the two registrants rather than just the parent company on a fully consolidated basis.

1,000 Shares of LIN Holdings Corp.'s Common Stock, par value $.01 per share, and 1,000 shares of LIN Television Corporation's Common Stock, par value $.01 per share, were outstanding as of August 14, 2000.

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
Part I.  Financial Information

Item 1.  Financial Statements

         LIN HOLDINGS CORP.
         Condensed Consolidated Balance Sheets                                1
         Condensed Consolidated Statements of Operations                      2
         Condensed Consolidated Statements of Cash Flows                      3
         Notes to Condensed Consolidated Financial Statements                 4

         LIN TELEVISION CORPORATION
         Condensed Consolidated Balance Sheets                               10
         Condensed Consolidated Statements of Operations                     11
         Condensed Consolidated Statements of Cash Flows                     12
         Notes to Condensed Consolidated Financial Statements                13

Item 2.  Management's Discussion and Analysis of Results of Operations
         And Financial Condition                                             19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          24

Part II. Other Information

Item 1.  Legal Proceedings                                                   25
Item 6.  Exhibits and Reports on Form 8-K                                    25

                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS



                               LIN HOLDINGS CORP.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                June 30, 2000      December 31, 1999
                                                                                -------------      -----------------
                                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                       $   16,667          $   17,699
  Accounts receivable, less allowance for doubtful accounts (2000 -
    $1,716; 1999 - $1,918)                                                            64,259              55,515
  Program rights                                                                      13,738              13,601
  Other current assets                                                                 4,664               6,988
                                                                                  ----------          ----------
    Total current assets                                                              99,328              93,803
Property and equipment, net                                                          158,689             144,882
Deferred financing costs                                                              38,938              41,553
Investment in joint ventures                                                          79,099              65,771
Investment in Southwest Sports Group, at cost plus accrued interest                   51,500              50,000
Program rights                                                                         4,663               4,552
Intangible assets, net                                                             1,620,066           1,546,392
Other assets                                                                          10,060               5,732
                                                                                  ----------          ----------
      Total Assets                                                                $2,062,343          $1,952,685
                                                                                  ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                                                $    8,463          $    7,477
  Program obligations                                                                 12,145              13,336
  Accrued income taxes                                                                 4,396               4,750
  Current portion of long-term debt                                                  145,928              15,805
  Accrued interest expense                                                            13,074              10,494
  Other accruals                                                                      17,285              21,895
                                                                                  ----------          ----------
    Total current liabilities                                                        201,291              73,757
Long-term debt, excluding current portion                                            846,355             841,821
Deferred income taxes                                                                530,992             524,323
Program obligations                                                                    6,128               5,819
Other liabilities                                                                      6,822               7,050
                                                                                  ----------          ----------
    Total liabilities                                                              1,591,588           1,452,770
                                                                                  ----------          ----------
Commitments and Contingencies (Note 7)
Stockholders~ equity:
  Preferred stock, $0.01 par value: No Shares Authorized                                 --                   --
  Common stock, $0.01 par value: Authorized, issued and outstanding shares;
    2000- 1,000, 1999- 1,000                                                             --                   --
  Additional paid-in capital                                                         561,212             561,200
  Accumulated deficit                                                                (90,457)            (61,285)
                                                                                  ----------          ----------
    Total stockholders' equity                                                       470,755             499,915
                                                                                  ----------          ----------
      Total liabilities and stockholders' equity                                  $2,062,343          $1,952,685
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

                               LIN HOLDINGS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (In thousands)

                                                               Three Months    Three Months    Six Months      Six Months
                                                                  Ended           Ended          Ended           Ended
                                                              June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                                              -------------   -------------   -------------   -------------

Net revenues .................................................    $77,798        $56,629        $137,072        $101,239

Operating costs and expenses:
    Direct operating .........................................     19,679         14,535          37,752          26,639
    Selling, general and administrative ......................     17,074         11,684          31,117          24,150
    Corporate ................................................      2,020          1,965           4,536           3,913
    KXTX management fee ......................................         --           (365)             --           1,178
    Amortization of program rights ...........................      5,345          3,285          10,341           6,630
    Depreciation and amortization of intangible assets .......     15,956         13,787          31,311          28,002
                                                                  -------        -------        --------        --------

Total operating costs and expenses ...........................     60,074         44,891         115,057          90,512
                                                                  -------        -------        --------        --------
Operating income .............................................     17,724         11,738          22,015          10,727

Other (income) expense:
    Interest expense .........................................     23,370         16,222          43,144          32,131
    Investment income ........................................     (1,036)          (710)         (2,052)         (1,299)
    Share of (income) loss in joint ventures .................       (584)           297             437           2,118
    Loss on exchange of WAND-TV ..............................      2,720             --           2,720              --
    Loss on disposition of KXTX-TV ...........................         --          2,212              --           2,212
    Other, net ...............................................        (13)          (294)             12            (294)
                                                                  -------        -------        --------        --------
Total other expense, net .....................................     24,457         17,727          44,261          34,868
                                                                  -------        -------        --------        --------

Loss before provision for (benefit from) income taxes ........     (6,733)        (5,989)        (22,246)        (24,141)
Provision for (benefit from) income taxes ....................       (127)           808           6,926          (2,172)
                                                                  -------        -------        --------        --------

Net loss .....................................................    $(6,606)       $(6,797)       $(29,172)       $(21,969)
                                                                  =======        =======        ========        ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               LIN HOLDINGS CORP.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                                  Six Months           Six Months
                                                                                     Ended                Ended
                                                                                 June 30, 2000        June 30, 1999
                                                                                 -------------        -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $  17,318            $  10,618

INVESTING ACTIVITIES:
Capital expenditures                                                                 (12,080)             (10,217)
Proceeds from asset disposals                                                             --                6,560
Investment in joint ventures                                                              --                5,066
Acquisition of WWLP-TV, net of cash acquired                                        (125,878)                  --
Acquisition of WOOD-TV and WOTV-TV, net of cash acquired                                  --             (118,100)
Local Marketing Agreement Expenditures                                                (3,250)                  --
                                                                                   ---------            ---------
NET CASH USED IN INVESTING ACTIVITIES                                               (141,208)            (116,691)
                                                                                   ---------            ---------

FINANCING ACTIVITIES:
Proceeds (payments) on issuance (exercises) of
  phantom stock units                                                                     12                 (171)
Principal payments on long-term debt                                                 (20,154)             (15,038)
Proceeds from long-term debt                                                          15,000               93,000
Proceeds from long-term debt related to the
  acquisition of WWLP-TV                                                             128,000                   --
                                                                                   ---------            ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            122,858               77,791
                                                                                   ---------            ---------
Net decrease in cash and cash equivalents                                             (1,032)             (28,282)
Cash and cash equivalents at the beginning of the period                              17,699               41,349
                                                                                   ---------            ---------
Cash and cash equivalents at the end of the period                                 $  16,667            $  13,067
                                                                                   =========            =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATATION
Value of preferred units received on disposal of KXTX-TV                           $      --            $  47,000
                                                                                   =========            =========

In March 2000, WGRC, Inc., a subsidiary of WWLP Holdings, Inc., acquired WWLP-TV for approximately $128.0 million. For accounting purposes only, the cash flows of WWLP Holdings, Inc. and its consolidated subsidiaries are included in these condensed consolidated financial statements. In conjunction with this acquisition, liabilities were assumed as follows:
      Fair value of assets acquired                                                $ 128,635            $      --
      Cash paid                                                                     (128,000)                  --
                                                                                   ---------            ---------
        Liabilities assumed                                                        $     635            $      --
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

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION:
-------------------------------

         LIN Holdings Corp. ("LIN Holdings"), together with its subsidiaries, including LIN Television Corporation ("LIN Television") (together, the "Company"), is a television station group operator in the United States and Puerto Rico that owns nine television stations, eight of which are network-affiliated television stations. Additionally, the Company has local marketing agreements ("LMAs") under which it programs four other stations in the markets in which it operates. LIN Holdings and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse").

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

NOTE 2 - BUSINESS COMBINATIONS:
-------------------------------

         WAND-TV EXCHANGE. On April 1, 2000, the Company exchanged, with Blade Communications Inc. ("Blade"), a 66.6% interest in certain assets of its television station WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. The exchange was accounted for as a business combination under the purchase method of accounting and, accordingly, the acquired assets of WLFI-TV have been recorded at their fair value. The excess of the fair value of the acquired assets and liabilities of $23.7 million over the book value of the interest in the assets of WAND-TV of $26.4 million has been recorded as a non-operating loss. This loss totaled $2.7 million in the period ended June 30, 2000. In connection with the exchange, the Company has indemnified the seller for certain contingencies.

         The result of operations associated with the acquired assets and liabilities has been included in the accompanying consolidated financial statements from the date of acquisition. The acquisition is summarized as follows (in thousands):

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


              Assets acquired and liabilities assumed (unaudited)

Working capital ...................................................  $   (75)
Property and equipment ............................................    4,406
Other noncurrent assets, net ......................................       76
FCC license and network affiliation ...............................   19,338
                                                                     -------
Total acquisition .................................................  $23,745
                                                                     =======

         Immediately after the WAND-TV exchange the Company and Blade contributed their respective interests in the WAND-TV assets to a new joint venture, with the Company receiving a 33.3% interest in the joint venture. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the WAND-TV joint venture (in thousands):

                                                                    April 1 -
                                                                  June 30, 2000
                                                                   (unaudited)
                                                                  -------------

    Net revenues .................................................   $ 2,120
    Operating income .............................................        51
    Net income ...................................................        51

                                                                  June 30, 2000
                                                                   (unaudited)
                                                                  -------------

    Current assets ...............................................   $ 2,181
    Non-current assets ...........................................    35,208
    Current liabilities ..........................................     1,522

         WWLP Holdings, Inc. Pursuant to a Guarantee and Collateral Agreement with Chase Manhattan Bank, as administrative agent, and the lenders named therein, dated March 31, 2000, the Company is the guarantor of a $75 million credit facility to WWLP, Inc. of which $50 million was outstanding as of June 30, 2000. WWLP Holdings Inc., and its subsidiaries WWLP, Inc. and WGRC, Inc. (together, "WWLP Holdings"), companies formed by Gary R. Chapman, President and CEO of LIN Television, acquired the broadcast license and operating assets of WWLP-TV, a station previously operated by Benedek Broadcasting Corporation, on March 31, 2000. The acquisition was accounted for as a purchase by WWLP Holdings and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. These estimates are subject to adjustment when additional information concerning tangible asset and liability valuations is finalized. The Company does not own or control the assets or FCC license of WGRC, Inc. Pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," WWLP Holdings satisfies the definition of a special purpose entity and the Company is deemed to be the sponsor of WWLP Holdings. Accordingly, the financial results of operations of WWLP Holdings have been consolidated with those of the Company in these condensed consolidated financial statements.

         Mr. Chapman has granted to the Company a one-year purchase option to acquire the stock of WWLP Holdings at an amount equal to Mr. Chapman's' investment in WWLP Holdings. In addition, the Company has entered into a management service agreement as an independent contractor with WGRC, Inc. whereby the Company provides services related to the management and operations of WGRC, Inc.

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


         The transaction is summarized as follows (in thousands):

              Assets acquired and liabilities assumed (unaudited)

Working capital, including cash of $2,122 ............................  $  4,664
Property and equipment ...............................................     9,600
FCC license and network affiliation ..................................   113,736
                                                                        --------
Total acquisition ....................................................  $128,000
                                                                        ========

         UNAUDITED PRO FORMA RESULTS OF ACQUISITIONS. The following summarizes unaudited pro forma consolidated results of operations as if the acquisition of WLFI-TV and the acquisition of WWLP-TV had taken place as of the beginning of the periods presented (in thousands):


                                             Six months ended   Six months ended
                                               June 30, 2000      June 30, 1999
                                                (unaudited)        (unaudited)
                                             ----------------   ----------------

Net revenues ..............................      $141,829            $110,637
Operating income ..........................        23,038              18,908
Net loss ..................................       (31,216)            (25,136)

         The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, amortization and income taxes. No effect has been given to cost reductions and operating synergies in this presentation. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place as of the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

NOTE 3 - INVESTMENTS:
---------------------

         JOINT VENTURE WITH NBC. The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the joint venture (in thousands):

                                             Six months ended   Six months ended
                                               June 30, 2000      June 30, 1999
                                                (unaudited)        (unaudited)
                                             ----------------   ----------------

Net revenues ..............................       $82,937            $ 68,458
Operating income ..........................        32,213              21,431
Net loss ..................................          (508)            (10,366)

                                               June 30, 2000   December 31, 1999
                                                (unaudited)       (unaudited)
                                               -------------   -----------------

Current assets ............................      $ 15,849            $    159
Non-current assets ........................       245,530             249,692
Current liabilities .......................         1,087                 725
Non-current liabilities ...................       815,500             815,500

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

         The financial information of the Company's other joint ventures is not material for all periods presented, except as disclosed elsewhere in these consolidated financial statements.

NOTE 4 - INTANGIBLE ASSETS:
---------------------------

         Intangible assets consisted of the following at (in thousands):


                                                                  June 30, 2000    December 31, 1999
                                                                   (Unaudited)
                                                                  -------------    -----------------

FCC licenses and network affiliations .......................       $1,047,440        $  944,020
Goodwill ....................................................          659,494           670,397
                                                                    ----------        ----------
                                                                     1,706,934         1,614,417
Less accumulated amortization ...............................          (86,868)          (68,025)
                                                                    ----------        ----------
                                                                    $1,620,066        $1,546,392
                                                                    ==========        ==========

NOTE 5 - LONG-TERM DEBT:
------------------------

         Long-term debt consisted of the following at (in thousands):

                                                                  June 30, 2000    December 31, 1999
                                                                   (Unaudited)
                                                                  -------------    -----------------

Senior Credit Facilities ....................................        $ 314,275         $319,579
Credit facilities of WWLP Holdings, Inc. and its
  consolidated subsidiaries .................................          128,000               --
$300,000, 8 3/8% Senior Subordinated Notes
  due 2008 (net of a discount of $586) ......................          299,414          299,387
$325,000, 10% Senior Discount Notes
  due 2008 (net of a discount of $74,406) ...................          250,594          238,660
                                                                     ---------         --------
Total debt ..................................................          992,283          857,626

Less current portion ........................................         (145,928)         (15,805)
                                                                     ---------         --------
Total long-term debt ........................................        $ 846,355         $841,821
                                                                     =========         ========

NOTE 6 - RELATED PARTY TRANSACTIONS:
------------------------------------

         MONITORING AND OVERSIGHT AGREEMENT. In 1998 LIN Holdings and LIN Television (collectively, the "Clients") entered into a ten-year agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of LIN Holdings and its subsidiaries for the then current fiscal year. Upon the acquisition by LIN Holdings and its subsidiaries of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of LIN Holdings and it subsidiaries. In no event shall the annual fee be less than $1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to LIN Holdings or LIN Television. The fee for the three and six months ended June 30, 2000 was $286,000 and $624,000, respectively. The fee for the three and six months ended June 30, 1999 was $250,000 and $500,000, respectively.

         JOINT VENTURE WITH 21ST CENTURY GROUP LLC. In August 1999, the Company and 21st Century Group LLC ("21st Century"), an entity in which Hicks Muse has a substantial economic

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

interest, formed a television station joint venture, Banks Broadcasting, Inc. The Banks Broadcasting joint venture has entered into a local marketing agreement to build and develop a new WB affiliate serving the Wichita, Kansas DMA. In July 2000, the Banks Broadcasting joint venture assumed the local marketing agreement for a UPN affiliate serving the Boise, Idaho DMA. As of June 30, 2000, the Company has provided funding of $8.8 million in the form of an investment of $4.4 million in, and an advance of $4.4 million to, the Banks Broadcasting joint venture.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------

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

         HICKS MUSE RESTRUCTURING. On January 21, 2000, Thomas O. Hicks and Hicks Muse filed an application with the FCC proposing to restructure the ownership of the Company in a manner in which the Company and the applicants believe would render the ownership interests of Thomas O. Hicks and other Hicks Muse principals nonattributable for the purposes of FCC ownership rules. The Company expects that the current attribution issues associated with the Hicks Muse ownership interests will be resolved upon the completion of the recapitalization. The FCC approved the application in July 2000, and the Company anticipates that the restructuring will be consummated shortly thereafter.

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

         In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of June 30, 2000 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
---------------------------------------------------

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

                           LIN TELEVISION CORPORATION
                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                                  June 30, 2000     December 31, 1999
                                                                                  -------------     -----------------
                                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                         $   16,667          $   17,699
  Accounts receivable, less allowance for doubtful accounts (2000 - $1,716;
    1999- $1,918)                                                                       64,259              55,515
  Program rights                                                                        13,738              13,601
  Other current assets                                                                   4,664               6,988
                                                                                    ----------          ----------
    Total current assets                                                                99,328              93,803
Property and equipment, net                                                            158,689             144,882
Deferred financing costs                                                                29,142              31,120
Investment in joint ventures                                                            79,099              65,771
Investment in Southwest Sports Group, at cost plus accrued interest                     51,500              50,000
Program rights                                                                           4,663               4,552
Intangible assets, net                                                               1,620,066           1,546,392
Other assets                                                                            10,060               5,732
                                                                                    ----------          ----------
      Total Assets                                                                  $2,052,547          $1,942,252
                                                                                    ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $    8,463          $    7,477
  Program obligations                                                                   12,145              13,336
  Accrued income taxes                                                                   4,396               4,750
  Current portion of long-term debt                                                    145,928              15,805
  Accrued interest expense                                                              13,074              10,494
  Other accruals                                                                        17,285              27,389
                                                                                    ----------          ----------
Total current liabilities                                                              201,291              79,251
Long-term debt, excluding current portion                                              595,761             603,161
Deferred income taxes                                                                  533,129             533,309
Program obligations                                                                      6,128               5,819
Other liabilities                                                                        6,822               7,050
                                                                                    ----------          ----------
    Total liabilities                                                                1,343,131           1,228,590
                                                                                    ----------          ----------
Commitments and Contingencies (Note 7)

Stockholders' equity:
  Preferred stock, $0.01 par value: No Shares Authorized                                    --                  --
  Common stock, $0.01 par value: Authorized, issued and outstanding shares;                 --                  --
    2000- 1,000, 1999- 1,000
  Additional paid-in capital                                                           748,067             748,054
  Accumulated deficit                                                                  (38,651)            (34,392)
                                                                                    ----------          ----------
    Total stockholders' equity                                                         709,416             713,662
                                                                                    ----------          ----------
      Total liabilities and stockholders' equity                                    $2,052,547          $1,942,252
                                                                                    ==========          ==========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           LIN TELEVISION CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (In thousands)

                                                                       Three Months   Three Months   Six Months      Six Months
                                                                          Ended          Ended          Ended           Ended
                                                                      June 30, 2000  June 30, 1999  June 30, 2000   June 30, 1999
                                                                      -------------  -------------  -------------   -------------

Net revenues .....................................................       $77,798        $56,629        $137,072        $101,239

Operating costs and expenses:
     Direct operating ............................................        19,679         14,535          37,752          26,639
     Selling, general and administrative .........................        17,074         11,684          31,117          24,150
     Corporate ...................................................         2,020          1,965           4,536           3,913
     KXTX management fee .........................................             -           (365)              -           1,178
     Amortization of program rights ..............................         5,345          3,285          10,341           6,630
     Depreciation and amortization of intangible assets ..........        15,956         13,787          31,311          28,002
                                                                         -------        -------        --------        --------
Total operating costs and expenses ...............................        60,074         44,891         115,057          90,512
                                                                         -------        -------        --------        --------
Operating income .................................................        17,724         11,738          22,015          10,727

Other (income) expense:
     Interest expense ............................................        16,987         10,408          30,571          20,760
     Investment income ...........................................        (1,036)          (710)         (2,052)         (1,299)
     Share of (income) loss in joint ventures ....................          (584)           297             437           2,118
     Loss on exchange of WAND-TV .................................         2,720              -           2,720               -
     Loss on disposition of KXTX-TV ..............................             -          2,212               -           2,212
     Other, net ..................................................           (13)          (294)             12            (294)
                                                                         -------        -------        --------        --------
Total other expense, net .........................................        18,074         11,913          31,688          23,497
                                                                         -------        -------        --------        --------

Loss before provision for (benefit from) income taxes ............          (350)          (175)         (9,673)        (12,770)
Provision for (benefit from) income taxes ........................         2,820            775          (5,414)          3,028
                                                                         -------        -------        --------        --------

Net loss .........................................................       $(3,170)       $  (950)       $ (4,259)       $(15,798)
                                                                         =======        =======        ========        ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           LIN TELEVISION CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                                  Six Months           Six Months
                                                                                     Ended               Ended
                                                                                 June 30, 2000       June 30, 1999
                                                                                 -------------       -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $  17,318            $  10,618

INVESTING ACTIVITIES:
Capital expenditures                                                                 (12,080)             (10,217)
Proceeds from asset disposals                                                             --                6,560
Investment in joint ventures                                                              --                5,066
Acquisition of WWLP-TV, net of cash acquired                                        (125,878)                  --
Acquisition of WOOD-TV and WOTV-TV, net of cash acquired                                  --             (118,100)
Local Marketing Agreement Expenditures                                                (3,250)                  --
                                                                                   ---------            ---------
NET CASH USED IN INVESTING ACTIVITIES                                               (141,208)            (116,691)
                                                                                   ---------            ---------

FINANCING ACTIVITIES:
Proceeds (payments) on issuance (exercises) of
  phantom stock units                                                                     12                 (171)
Principal payments on long-term debt                                                 (20,154)             (15,038)
Proceeds from long-term debt                                                          15,000               93,000
Proceeds from long-term debt related to the
  acquisition of WWLP-TV                                                             128,000                   --
                                                                                   ---------            ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            122,858               77,791
                                                                                   ---------            ---------
Net decrease in cash and cash equivalents                                             (1,032)             (28,282)
Cash and cash equivalents at the beginning of the period                              17,699               41,349
                                                                                   ---------            ---------
Cash and cash equivalents at the end of the period                                 $  16,667            $  13,067
                                                                                   =========            =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATATION
Value of preferred units received on disposal of KXTX-TV                           $      --            $  47,000
                                                                                   =========            =========

In March 2000, WGRC, Inc., a subsidiary of WWLP Holdings, Inc., acquired WWLP-TV for approximately $128.0 million. For accounting purposes only, the cash flows of WWLP Holdings, Inc. and its consolidated subsidiaries are included in these condensed consolidated financial statements. In conjunction with this acquisition, liabilities were assumed as follows:
       Fair value of assets acquired                                               $ 128,635            $      --
       Cash paid                                                                    (128,000)                  --
                                                                                   ---------            ---------
         Liabilities assumed                                                       $     635            $      --
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


NOTE 1 - BASIS OF PRESENTATION:
-------------------------------

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

NOTE 2 - BUSINESS COMBINATIONS:
-------------------------------

         WAND-TV EXCHANGE. On April 1, 2000, the Company exchanged, with Blade Communications Inc. ("Blade"), a 66.6% interest in certain assets of its television station WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. The exchange was accounted for as a business combination under the purchase method of accounting and, accordingly, the acquired assets of WLFI-TV have been recorded at their fair value. The excess of the fair value of the acquired assets and liabilities of $23.7 million over the book value of the interest in the assets of WAND-TV of $26.4 million has been recorded as a non-operating loss. This loss totaled $2.7 million in the period ended June 30, 2000. In connection with the exchange, the Company has indemnified the seller for certain contingencies.

         The result of operations associated with the acquired assets and liabilities has been included in the accompanying consolidated financial statements from the date of acquisition. The acquisition is summarized as follows (in thousands):

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



              Assets acquired and liabilities assumed (unaudited)

Working capital ...................................................   $   (75)
Property and equipment ............................................     4,406
Other noncurrent assets, net ......................................        76
FCC license and network affiliation ...............................    19,338
                                                                      -------
Total acquisition .................................................   $23,745
                                                                      =======

         Immediately after the WAND-TV exchange the Company and Blade contributed their respective interests in the WAND-TV assets to a new joint venture, with the Company receiving a 33.3% interest in the joint venture. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the WAND-TV joint venture (in thousands):


                                                                     April 1 -
                                                                   June 30, 2000
                                                                    (unaudited)
                                                                   -------------
     Net revenues .................................................   $ 2,120
     Operating income .............................................        51
     Net income ...................................................        51

                                                                   June 30, 2000
                                                                    (unaudited)
                                                                   -------------
     Current assets ................................................  $ 2,181
     Non-current assets ............................................   35,208
     Current liabilities ...........................................    1,522

         WWLP Holdings, Inc. Pursuant to a Guarantee and Collateral Agreement with Chase Manhattan Bank, as administrative agent, and the lenders named therein, dated March 31, 2000, the Company is the guarantor of a $75 million credit facility to WWLP, Inc. of which $50 million was outstanding as of June 30, 2000. WWLP Holdings Inc., and its subsidiaries WWLP, Inc. and WGRC, Inc. (together, "WWLP Holdings"), companies formed by Gary R. Chapman, President and CEO of LIN Television, acquired the broadcast license and operating assets of WWLP-TV, a station previously operated by Benedek Broadcasting Corporation, on March 31, 2000. The acquisition was accounted for as a purchase by WWLP Holdings and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. These estimates are subject to adjustment when additional information concerning tangible asset and liability valuations is finalized. The Company does not own or control the assets or FCC license of WGRC, Inc. Pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," WWLP Holdings satisfies the definition of a special purpose entity and the Company is deemed to be the sponsor of WWLP Holdings. Accordingly, the financial results of operations of WWLP Holdings have been consolidated with those of the Company in these condensed consolidated financial statements.

         Mr. Chapman has granted to the Company a one-year purchase option to acquire the stock of WWLP Holdings at an amount equal to Mr. Chapman's' investment in WWLP Holdings. In addition, the Company has entered into a management service agreement as an independent contractor with WGRC, Inc. whereby the Company provides services related to the management and operations of WGRC, Inc.

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


The transaction is summarized as follows (in thousands):


                     Assets acquired and liabilities assumed

Working capital, including cash of $2,122 ....................     $  4,664
Property and equipment .......................................        9,600
FCC license and network affiliation ..........................      113,736
                                                                    -------
Total acquisition ............................................     $128,000
                                                                   ========

         UNAUDITED PRO FORMA RESULTS OF ACQUISITIONS. The following summarizes unaudited pro forma consolidated results of operations as if the acquisitions of WLFI-TV and the acquisition of WWLP-TV had taken place as of the beginning of the periods presented (in thousands):

                                        Six months ended   Six months ended
                                          June 30, 2000      June 30, 1999
                                          (unaudited)         (unaudited)
                                        ----------------   ----------------
Net revenues .......................        $141,829            $110,637
Operating income ...................          23,038              18,908
Net loss ...........................          (6,303)            (18,966)

         The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, amortization and income taxes. No effect has been given to cost reductions and operating synergies in this presentation. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place as of the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

NOTE 3 - INVESTMENTS:
---------------------

         JOINT VENTURE WITH NBC. The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the joint venture (in thousands):

                                        Six months ended   Six months ended
                                          June 30, 2000      June 30, 1999
                                          (unaudited)         (unaudited)
                                        ----------------   ----------------
Net revenues .......................        $ 82,937            $ 68,458
Operating income ...................          32,213              21,431
Net loss ...........................            (508)            (10,366)

                                          June 30, 2000    December 31, 1999
                                           (unaudited)        (unaudited)
                                        ----------------   ----------------
Current assets .....................        $ 15,849            $    159
Non-current assets .................         245,530             249,692
Current liabilities ................           1,087                 725
Non-current liabilities ............         815,500             815,500

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


         The financial information of the Company's other joint ventures is not material for all periods presented, except as disclosed elsewhere in these consolidated financial statements.


NOTE 4 - INTANGIBLE ASSETS:
---------------------------

         Intangible assets consisted of the following at (in thousands):

                                                                      June 30, 2000      December 31, 1999
                                                                       (Unaudited)
                                                                      -------------      -----------------

FCC licenses and network affiliations .........................         $1,047,440           $  944,020
Goodwill ......................................................            659,494              670,397
                                                                        ----------           ----------
                                                                         1,706,934            1,614,417
Less accumulated amortization .................................            (86,868)             (68,025)
                                                                        ----------           ----------
                                                                        $1,620,066           $1,546,392
                                                                        ==========           ==========

NOTE 5 - LONG-TERM DEBT:
------------------------

         Long-term debt consisted of the following at (in thousands):

                                                                      June 30, 2000    December 31, 1999
                                                                       (Unaudited)
                                                                      -------------    -----------------

Senior Credit Facilities ......................................         $ 314,275           $319,579
Credit facilities of WWLP Holdings, Inc. and its
  consolidated subsidiaries ...................................           128,000                 --
$300,000, 8 3/8% Senior Subordinated Notes
  due 2008 (net of discount of $586) ..........................           299,414            299,387
                                                                        ---------           --------
Total debt ....................................................           741,689            618,966

Less current portion ..........................................          (145,928)           (15,805)
                                                                        ---------           --------
Total long-term debt ..........................................         $ 595,761           $603,161
                                                                        =========           ========

NOTE 6 - RELATED PARTY TRANSACTIONS:
------------------------------------

         MONITORING AND OVERSIGHT AGREEMENT. In 1998 LIN Holdings and LIN Television (collectively, the "Clients") entered into a ten-year agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of LIN Holdings and its subsidiaries for the then current fiscal year. Upon the acquisition by LIN Holdings and its subsidiaries of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of LIN Holdings and it subsidiaries. In no event shall the annual fee be less than $1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to LIN Holdings or LIN Television. The fee for the three and six months ended June 30, 2000 was $286,000 and $624,000, respectively. The fee for the three and six months ended June 30, 1999 was $250,000 and $500,000, respectively.

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


         JOINT VENTURE WITH 21ST CENTURY GROUP LLC. In August 1999, the Company and 21st Century Group LLC ("21st Century"), an entity in which Hicks Muse has a substantial economic interest, formed a television station joint venture, Banks Broadcasting, Inc. The Banks Broadcasting joint venture has entered into a local marketing agreement to build and develop a new WB affiliate serving the Wichita, Kansas DMA. In July 2000, the Banks Broadcasting joint venture assumed the local marketing agreement for a UPN affiliate serving the Boise, Idaho DMA. As of June 30, 2000, the Company has provided funding of $8.8 million in the form of an investment of $4.4 million in, and an advance of $4.4 million to, the Banks Broadcasting joint venture.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------

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

         HICKS MUSE RESTRUCTURING. On January 21, 2000, Thomas O. Hicks and Hicks Muse filed an application with the FCC proposing to restructure the ownership of the Company in a manner in which the Company and the applicants believe would render the ownership interests of Thomas O. Hicks and other Hicks Muse principals nonattributable for the purposes of FCC ownership rules. The Company expects that the current attribution issues associated with the Hicks Muse ownership interests will be resolved upon the completion of the recapitalization. The FCC approved the application in July 2000, and the Company anticipates that the restructuring will be consummated shortly thereafter.

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

         In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of June 30, 2000 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)




NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
---------------------------------------------------

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

                          PART I: FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements

         Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the future financial position and operating results of LIN Holdings Corp. ("LIN Holdings") and its subsidiaries, including LIN Television Corporation ("LIN Television"), together, the "Company." When used in this report, the words "believes," "anticipates," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of risks, uncertainties and factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forwarding-looking statements. These factors include, without limitation, the promulgation of the new FCC's broadcast ownership regulations and other regulatory changes, the attribution of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") ownership interests, the timing and completion of the Hicks Muse restructuring, changes in advertising, demand, technological changes, acquisitions and dispositions, as well as other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         On October 19, 1999 the Company acquired Pegasus Broadcasting of San Juan, L.L.C., the owner and operator of WAPA-TV, an independent station located in San Juan, Puerto Rico (the "Pegasus Acquisition"). The total purchase price for the Pegasus Acquisition was approximately $71.8 million, including direct costs of the acquisition. The Pegasus Acquisition was funded by a combination of operating funds and $60.0 million of borrowings under the Company's term loan facility.

         Pursuant to a Guarantee and Collateral Agreement with Chase Manhattan Bank, as administrative agent, and the lenders named therein, dated March 31, 2000, the Company is the guarantor of a $75 million credit facility to WWLP, Inc. of which $50 million was outstanding as of June 30, 2000. WWLP Holdings Inc., and its subsidiaries WWLP, Inc. and WGRC, Inc. (together, "WWLP Holdings"), companies formed by Gary R. Chapman, President and CEO of LIN Television, acquired the broadcast license and operating assets of WWLP-TV, on March 31, 2000, for approximately $128.0 million. The acquisition was funded by borrowings under credit facilities established by WWLP Holdings. The Company does not own or control the assets or FCC license of WGRC, Inc. Pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," WWLP Holdings satisfies the definition of a special purpose entity and the Company is deemed to be the sponsor of WWLP Holdings. Accordingly, the financial results of operations of WWLP Holdings have been consolidated with those of the Company.

         On April 1, 2000, the Company exchanged, with Blade Communications Inc. ("Blade"), a 66.6% interest in certain assets of its television station WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. The excess of the fair value of the acquired assets of $23.7 million over the book value of the interest in the assets of WAND-TV of $26.4 million has been recorded as a non-operating loss. This loss totaled $2.7 million in the period ended June 30, 2000. Immediately after the WAND-TV exchange the Company and Blade contributed their respective interests in the WAND-TV assets to a new joint venture, with the Company receiving a 33.3% interest in the joint venture.

Results of Operations

         Set forth below are the significant factors that contributed to the operating results of the Company for the three and six-month periods ended June 30, 2000 and 1999. The Company's results from operations from period to period are not directly comparable because of the impact of acquisitions and disposals, including the acquisitions of WOOD-TV, WOTV-TV and WAPA-TV in 1999, and WWLP-TV and WLFI-TV in 2000, and the disposition of KXTX-TV in 1999 and the exchange of WAND-TV in 2000.

                                                                   Three Months    Three Months   Six Months      Six Months
                                                                      Ended           Ended          Ended           Ended
                                                                  June 30, 2000   June 30, 1999  June 30, 2000   June 30, 1999
                                                                  -------------   -------------  -------------   -------------

Net revenues ...................................................     $77,798         $56,629        $137,072        $101,239

Operating costs and expenses:
     Direct operating ..........................................      19,679          14,535          37,752          26,639
     Selling, general and administrative .......................      17,074          11,684          31,117          24,150
     Corporate .................................................       2,020           1,965           4,536           3,913
     KXTX management fee .......................................           -            (365)              -           1,178
     Amortization of program rights ............................       5,345           3,285          10,341           6,630
     Depreciation and amortization of intangible assets ........      15,956          13,787          31,311          28,002
                                                                     -------         -------        --------        --------
Total operating costs and expenses .............................      60,074          44,891         115,057          90,512
                                                                     -------         -------        --------        --------
Operating income ...............................................     $17,724         $11,738        $ 22,015        $ 10,727
                                                                     =======         =======        ========        ========


         Net revenues consist primarily of national and local air time sales, net of sales adjustments and agency commissions, network compensation, barter revenues and revenues from the production of local commercials and sports programming. Total net revenues for the three and six month period ended June 30, 2000 increased approximately 37.4% to $77.8 million and 35.4% to $137.1 million, respectively, compared to net revenue of $56.6 million and $101.2 million, respectively, for the same periods last year. The increase is primarily due to the increase in political advertising in 2000, as well as the impact of the acquisitions of WOOD-TV, WOTV-TV, WAPA-TV and WWLP-TV partially offset by the disposition of KXTX-TV. In addition, the increase is the result of the growth of retail and automotive national and local air time sales in several of the Company's markets, and the continued growth of the Company's LMA stations.

         Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs, increased approximately 35.4% to $19.7 million and 41.7% to $37.8 million, for the three and six-month periods ended June 30, 2000, respectively, compared to direct operating expenses of $14.5 million and $26.6 million for the same period last year. The increase is primarily due to the impact of the acquisitions of WOOD-TV, WOTV-TV, WAPA-TV, and WWLP-TV partially offset by the disposition of KXTX-TV.

         Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, increased approximately 46.1% to $17.1 million and 28.8 % to $31.1 million, respectively, for the three and six-month periods ended June 30, 2000, compared to selling, general and administrative expenses of $11.7 million and $24.2 million, respectively, for the same periods last year. The increase is primarily the result of higher sales commission costs associated with the advertising revenue increase. The increase is also driven in part by the impact of the acquisitions.

         Corporate expenses, representing costs associated with the centralized management of the Company's stations, increased 2.8% to $2.0 million and 15.9% to $4.5 million, respectively, for the three and six-month periods ended June 30, 2000, compared to corporate expenses of $2.0 million and $3.9 million, respectively, for the same periods last year. The increase is primarily driven by increases in corporate development expenses and management bonuses.

         The KXTX management fee, representing fees paid to SSG for the management and sub-programming of KXTX-TV, ceased on June 3, 1999 as a result of the disposition of KXTX.

         Amortization of program rights, representing costs associated with the acquisition of syndicated programming, features and specials increased 62.7% to $5.3 million and 56.0% to $10.3 million, respectively, for the three and six-month periods ended June 30, 2000, compared to amortization of program rights of $3.3 million and $6.6 million, respectively, for the same periods last year. The increase is primarily due to the impact of the acquisitions of WOOD-TV, WOTV-TV, WAPA-TV and WWLP-TV partially offset by the disposition of KXTX-TV.

         Depreciation and amortization of intangible assets increased 15.7% to $16.0 million and 11.8% to $31.3 million, respectively, for the three and six-month periods ended June 30, 2000, compared to depreciation and amortization of intangible assets of $13.8 million and $28.0 million, respectively, for the same periods last year. The increase is primarily due to the increase in equipment and intangible assets associated with the acquisitions of WOOD-TV, WOTV-TV, WAPA-TV, and WWLP-TV.

Other Expenses

         Interest expense increased $7.2 million to $23.4 million and $11.0 million to $43.1 million, respectively, for the three and six-month periods ended June 30, 2000, compared to interest expense of $16.2 million and $32.1 million, respectively, for the same periods last year. The increase is the result of increased borrowings associated with the acquisitions of WOOD-TV, WOTV-TV, WAPA-TV, and WWLP-TV.

         The Company's provision for income taxes decreased approximately $935,000 to a benefit of approximately $127,000 for the three-month period ended June 30, 2000 compared to a provision of approximately $808,000 for the same period last year. The provision increased $9.1 million to $6.9 million, for the six-month period ended June 30, 2000, compared to a benefit of $2.2 million for the same period last year. The increase was primarily due to a decrease in the Company's net loss.

Liquidity and Capital Resources

         Net cash provided by operating activities for the six months ended June 30, 2000 was $17.3 million compared to net cash provided by operating activities of $10.6 million for the same period last year. The increase is the result of increases in operating income. Net cash used in investing activities was $141.2 million for the six months ended June 30, 2000, compared to $116.7 million for the same period last year. The change is primarily due to amounts paid related to the WWLP-TV transaction in the first quarter of 2000 and the acquisition of WOOD-TV and WOTV-TV in the second quarter of 1999. Net cash provided by financing activities for the six months ended June 30, 2000 was $122.8 million compared to cash provided by financing activities of $77.8 million for the same period last year. The change in cash provided is due to proceeds from a credit facility provided to WWLP Holdings, Inc. and its subsidiaries in connection with the WWLP-TV transaction in the first quarter of 2000 and the increased borrowings related to the acquisition of WOOD-TV and WOTV-TV in the second quarter of 1999.

         The Company's current portion of long term debt totaled $145.9 million at June 30, 2000 compared with $15.8 million at December 31, 1999. The increase is primarily due to the additional borrowings under the credit facility in connection with the WWLP-TV transaction. The

Company intends to exercise its purchase option to acquire the stock of WWLP Holdings within the next year. The Company intends to refinance the related debt into a long-term facility at the time the option is exercised.

         Based on the current level of operations and anticipated future growth (both internally generated as well as through acquisitions), the Company believes that its cash flows from operations, together with available borrowings under its credit facilities, will be sufficient to meet its anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next year.

                          PART I: FINANCIAL INFORMATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company is exposed to market risk from changes in interest rates principally with respect to its credit facility, which is priced based on certain interest rate alternatives. The Company's Senior Subordinated and Senior Discount Notes are fixed rate instruments (see Note 5 of the notes to the condensed consolidated financial statements.) The Company does not believe that its interest rate risks are material to its operations.

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

         In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation at June 30, 2000 is likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS:
         ---------

         27.1 Financial Data Schedule for LIN Holdings Corp. for the six months ended June 30, 2000.

         27.2 Financial Data Schedule for LIN Television Corporation for the six months ended June 30, 2000.

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


LIN HOLDINGS CORP.                          LIN TELEVISION CORPORATION
  (Registrant)                                     (Registrant)



DATED: AUGUST 14, 2000                      /s/ Peter E. Maloney
                                            -----------------------------------
                                            Peter E. Maloney
                                            Vice President of Finance
                                            (Principal Financial and Accounting
                                            Officer.)