Form 10-K405
period 2000-04-02
LIN HOLDINGS CORP; LIN TELEVISION CORP
filed 2001-04-02
CIK 1062707, 931058

                                                                DRAFT: 3/27/2001


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_______________to_______________

   Commission File Number: 333-54003-06      Commission File Number: 000-25206
   ------------------------------------      ---------------------------------


           LIN HOLDINGS CORP.                 LIN TELEVISION CORPORATION
     -------------------------------        ------------------------------
      (Exact name of registrant as           (Exact name of registrant as
        specified in its charter)              specified in its charter)


               DELAWARE                                  DELAWARE
     -------------------------------        ------------------------------
    (State or other jurisdiction of           (State or other jurisdiction of
    incorporation or organization)            incorporation or organization)

              75-2733097                               13-3581627
              ----------                               ----------
  (I.R.S. Employer Identification No.)     (I.R.S. Employer Identification No.)

      FOUR RICHMOND SQUARE, SUITE 400, PROVIDENCE, RHODE ISLAND      02906
    -------------------------------------------------------------------------
              (Address of principal executive offices)             (Zip Code)

                                 (401) 454-2880
                                ----------------
                 (Registrant's telephone number, including area
              code) Securities registered pursuant to Section 12(b)
                                   of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                    8-3/8% Senior Subordinated Notes due 2008
                       10% Senior Discount Notes due 2008

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes     [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form. [X]

NOTE:
This 10-K presents results for two companies rather than just the parent company on a fully consolidated basis. 1,000 shares of LIN Holdings Corp.'s Common Stock, par value $.01 per share, and 1,000 shares of LIN Television Corporation's Common Stock, par value $.01 per share, were outstanding as of March 30, 2001.

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business.............................................................3

Item 2.   Properties..........................................................21

Item 3.   Legal proceedings...................................................21

Item 4.   Submission of Matters to a Vote of Security Holders.................21


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.................................................22

Item 6.   Selected Financial Data.............................................22

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................24

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..........32

Item 8.   Financial Statements and Supplementary Data.........................33

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................84


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................85

Item 11.  Executive Compensation..............................................87

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management......................................................90

Item 13.  Certain Relationships and Related Transactions......................90


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K.........................................................92

Schedule I.    LIN Holdings Corp. -- Condensed Financial Information
               of the Registrant.............................................F-1

Schedule II.   LIN Holdings Corp. -- Valuation and Qualifying Accounts.......F-5

PART I

ITEM 1. BUSINESS:

GENERAL:

         LIN Holdings Corp ("LIN Holdings") and its subsidiaries, including LIN Television Corporation ("LIN Television"), (collectively, the "Company") have been engaged in commercial television broadcasting since 1966. LIN Holdings, a Delaware corporation incorporated in July of 1997, is a holding company, which conducts all of its operations through its subsidiaries. LIN Television is a Delaware corporation incorporated in June of 1990. The principal executive offices of both companies are located at Four Richmond Square, Providence, Rhode Island, 02906 and the telephone number for each is (401) 454-2880. LIN Holdings is an indirect wholly owned subsidiary of Ranger Equity Holdings Corporation ("Ranger").

         The Company is a television station group operator in the United States and Puerto Rico that owns and operates ten television stations, nine of which are network-affiliated television stations. Additionally, the Company has local marketing agreements ("LMAs"), under which it programs five other stations in the markets in which it operates. Nine of the Company's stations ("the Stations") are in the top 50 of the January 1, 2001 designated market area ("DMA") rankings of the Nielsen Station Index. The Company's presence in the top 50 DMAs includes Indianapolis, Indiana; New Haven-Hartford, Connecticut; Grand Rapids-Kalamazoo-Battle Creek, Michigan; Norfolk-Portsmouth, Virginia; and Buffalo, New York. The Company's stations have an aggregate United States household reach of approximately 5%.

         Additionally, the Company holds an approximate 20% equity interest in a joint venture with NBC. The NBC joint venture owns two stations: KXAS-TV, an NBC affiliate station in Dallas-Fort Worth, Texas and KNSD-TV, an NBC affiliate in San Diego, California. NBC operates the stations owned by the NBC joint venture pursuant to a management agreement.

         In addition, the Company holds a 33% partnership interest in WAND (TV) Partnership, consisting of one station, WAND-TV, an ABC affiliate in Decatur, Illinois, which the Company operates pursuant to a management agreement.

         The Company also holds a 50% equity interest in Banks Broadcasting, Inc., consisting of the WB affiliate, KWCV-TV, in Wichita, Kansas and KNIN-TV, pursuant to a local marketing agreement. KNIN-TV is a UPN affiliate servicing the Boise, Idaho market.

         The Company is also the owner and operator of 28 low-power television stations ("LPTVs").

         The following table provides information regarding the stations and other programming outlets owned and/or programmed by the Company, including the stations owned by ventures in which the Company has an equity or partnership interest, as of December 31, 2000.

Listing of Stations:


                                                         FCC                                        DMA                  No. of
                                                        Licence                           DMA     TVHH (in    % of      Commercial
                                Status                Expiration                         Rank       000s)     DMA      Stations in
Market                         (Note 1)   Channel        Date     Network Affiliation   (Note 2)  (Note 3)    TVHH        Market
------                         --------   -------     ----------  --------------------  --------  ---------   -----    -----------
                                                                            Expiration
                                                                   Network    Date
                                                                   (Note 4)  (Note 5)                                   VHF   UHF
                                                                  --------- ----------                                  ---   ---
Indianapolis, IN
 WISH-TV                          O&O      8 (VHF)      8/1/2005    CBS     11/15/2004    26      974,390     0.95%      4      5
 WIIH-LP (Satellite)              O&O     11 (VHF)      8/1/2005    CBS
 Local Weather Station            O&O        Cable                  n/a

New Haven-Hartford, CT
 WTNH-TV                          O&O      8 (VHF)      4/1/2005    ABC       9/4/2005    27      923,740      0.90%     2      5
 WCTX-TV (Note 6)                 LMA     59 (UHF)      4/1/2005    UPN      2/15/2006

Grand Rapids-Kalamazoo-
Battle Creek, MI
 WOOD-TV                          O&O                  10/1/2005    NBC     12/31/2010    38      683,120      0.67%     3      5
 WOTV-TV                          LMA                  10/1/2005    ABC       9/4/2005
 WXSP-TV (Note 7)                 O&O       Various                 UPN     12/31/2005

Norfolk-Portsmouth, VA
 WAVY-TV                          O&O     10 (VHF)     10/1/2004    NBC     12/31/2010    41      638,190      0.62%     3      4
 WVBT-TV                          LMA     43 (UHF)     10/1/2004    FOX      8/31/2008
 Low Power Network (Note 8)       O&O       Various                 IND

Buffalo, NY
 WIVB-TV                          O&O      4 (VHF)      6/1/2005    CBS     12/31/2005    44      618,660       0.61%    3      3
 WNLO-TV (Note 9)                 LMA     23 (UHF)      6/1/2007    IND

Austin, TX
 KXAN-TV                          O&O     36 (UHF)      8/1/2006    NBC     12/31/2010    58      491,820       0.48%    1      4
 KXAM-TV (Satellite) (Note 10)    O&O     14 (VHF)      8/1/2006    NBC
 KNVA-TV                          LMA     54 (UHF)      8/1/2006     WB
 Low Power Network                O&O       Various                 IND
 Local Weather Station            O&O        Cable                  n/a

Fort Wayne, IN
 WANE-TV                          O&O     15 (UHF)      8/1/2005    CBS     12/31/2005   104      252,500       0.25%    0      5
 Local Weather Station            O&O        Cable                  n/a

Springfield, MA
 WWLP-TV                          O&O     22 (UHF)      4/1/2007    NBC       1/1/2006   105      244,790       0.24%    0      2

Lafayette, IN
 WLFI-TV                          O&O     18 (UHF)      8/1/2005    CBS       1/1/2008   194       53,620       0.05%    0      1

San Juan, Puerto Rico
 WAPA-TV                          O&O      4 (VHF)      6/1/2004    IND          n/a     n/a    1,200,307         n/a    5      2
 WTIN-TV (Satellite) (Note 11)    LMA     14 (UHF)                  IND
 WNJX-TV (Satellite) (Note 11)    O&O     22 (UHF)                  IND
 Low Power Network                O&O       Various                 IND

                                                        OPERATED UNDER NBC JOINT VENTURE

Dallas-Fort Worth, TX
 KXAS-TV                          JV       8 (VHF)                  NBC                    7    2,069,010       2.02%    4      9
San Diego, CA
 KNSD-TV                          JV      26 (UHF)                  NBC                   25      996,220       0.97%    2      4

                                                        OPERATED BY WAND (TV) PARTNERSHIP

Decatur-Champaign, IL
 WAND-TV                          JV      17 (UHF)     12/1/2005    ABC     12/31/2005    83      345,420       0.34%    1      5
 Local Weather Station            JV         Cable                  n/a
 Low Power Network                JV        Various                 IND

                                                        OPERATED BY BANKS BROADCASTING INC.

Wichita, KS
 KWCV-TV                          JV      33 (UHF)      2/1/2005     WB      6/30/2002    65      444,710       0.44%    3      2
Boise, ID
 KNIN-TV                          JV/LMA   9 (UHF)     10/1/2006    UPN      1/15/2006   123      206,820       0.20%    5

(*) Explanations are on the following page.

Explanations to Station table on page 4:

(1.) "O&O" indicates stations owned and operated by the Company. "LMA" indicates stations that the Company provides services under a local market agreement. An LMA is a programming agreement between two separately owned television stations serving a common service area. Under this agreement the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee's station, subject to ultimate editorial and other controls being exercised by the second licensee, and sells advertising time during those programming segments. "JV" indicates stations owned and operated by a joint venture to which the Company is a party.

(2.) Rankings are based on the relative size of a station's market among the 210 generally recognized television markets in the United States.
         Source: Nielsen Station Index DMA Market Rankings, January 2001, A.C. Nielsen Company.

(3.)     Estimated Television Households ("TVHH") in each market. Source:
         Nielsen Station Index DMA Market Rankings, January 2001, A.C. Nielsen Company.

(4.) Network affiliation contracts are generally renewable by their terms for successive periods (unless notice of termination is provided in advance of its expiration date).

(5.) Applications for renewal of Federal Communication Commission ("FCC") licenses must be filed with the FCC four months before the expiration date of the license. FCC regulations permit successive renewals of FCC licenses.

(6.) WBNE-TV changed call letters to WCTX-TV on January 1, 2001 and, on the same date, changed its network affiliation from the WB Network to the UPN Network.

(7.) The Company operates WOMS-LP, WOWD-LP, WOGC-LP, WOLP-LP, WOKZ-LP, WOBC-LP, and WOHO-LP, a collection of six LPTVs, as one program service using the call letters WXSP-TV. WXSP-TV has an affiliation agreement with the UPN Network.

(8.) Low Power Television Stations ("LPTVs") and satellite broadcasting facilities provide simultaneous broadcasting of the network programming of the station serving the same market, unless a different network affiliation for the LPTV is indicated.

(9.) The Company began operating WNLO-TV on January 29, 2001 through an LMA agreement. The Company has executed an asset purchase agreement to acquire WNLO-TV subject to various governmental approvals.

(10.) Station KXAM-TV, Channel 14 in Llano, Texas, is operated as a satellite station of KXAN-TV to extend that station's service area.

(11.) WAPA-TV LMAs are currently programmed as satellite stations of WAPA-TV unlike the Company's other LMAs. Puerto Rico TVHH estimates from Mediafax, Inc. Television Audience Measure for the Puerto Rico Television Market, October 2000.

COMPANY STRATEGY:

         Affiliate with national television networks: Most of the Company's owned or managed stations, as indicated in the table on page four, are affiliated with one of the major networks (ABC, CBS, NBC, Fox, UPN, or WB) pursuant to an affiliation agreement. These network affiliations provide the Company's stations with competitive programming, including coverage of political events and high profile sporting events such as the Olympic Games, Super Bowl and the NCAA Men's Basketball Tournament.

         Emphasize leading local news. The Company's stations, which are affiliated with ABC, CBS, or NBC, place substantial emphasis on the production of news programming. Management believes that a successful news operation is critical to the success of a television station because news audiences generally have the best demographic profiles from an advertising sales perspective. In addition, news programming:

         -- enables the Company to purchase less syndicated programming and thereby maintain tight control over programming costs;

         --    serves as a strong lead-in to other programming; and

         -- fosters a high profile in the local community, which is critical to maximizing local advertising sales.

         Invest in digital technology. Management believes that the Company is well positioned for the transition to digital broadcasting. The Company has already begun the transmission of digital signals in Austin, Indianapolis, New Haven, Norfolk and Grand Rapids. The Company is among the first television broadcasters in the United States to transmit digital signals. The Company has already invested approximately $31.7 million to fully prepare its towers and transmitter buildings for the transition. The Company estimates that an additional $29.0 million will be required over the next two years for other necessary capital expenditures such as the purchase of antennae, transmitters, studio equipment and newsgathering equipment. In accordance with current Federal Communication Commission ("FCC") regulations, all commercial broadcasters will be required to transmit a digital signal by May 1, 2002.

         Execute a multi-channel strategy. The Company adopted a "multi-channel strategy" in the early 1990s, which involved the combination of an owned and operated television station with an LMA station and/or a local weather station ("LWS") in the same market. This multi-channel strategy provides the Company with greater advertising opportunities and certain operational synergies in its LMA markets. The Company has pursued this strategy in most of the Company's television markets.

         Pursue selective acquisitions. The Company intends to pursue selective acquisitions of television stations with the goal of improving their operating performance by applying the Company's business strategy. Targeted stations generally will share many of the following characteristics:

         --    attractive acquisition terms,

         --    opportunities to implement effective cost controls,

         -- opportunities for increased audience share through improved newscasts and programming, and

         -- market locations that are projected to have attractive growth in advertising revenues.

INDUSTRY OVERVIEW:

         Broadcasting Revenues. Local television stations derive revenues primarily from the sale of advertising time for spot advertisements to national and local advertisers. Advertising contracts are generally short in duration and may usually be canceled upon two weeks notice.

         Networks. Network-affiliated television broadcast stations generally operate under affiliation agreements that provide the affiliated station with the right to broadcast all programs transmitted by the network with which the station is affiliated. The major networks typically negotiate the right to sell a majority of the advertising time during network broadcasts. The network then traditionally pays the affiliated station a network compensation fee for every hour of network programming that the station broadcasts. Generally, the fees paid by the networks vary according to type of programming and the time of day the programming is broadcast.

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

         Local Marketing Agreements. In five of its markets, the Company has entered into LMAs with the FCC licensees of stand-alone UHF stations. Under its LMAs, the Company provides marketing services and programming to stations KNVA-TV, Austin, Texas; WCTX-TV, New Haven-Hartford, Connecticut; WVBT-TV, Norfolk-Portsmouth, Virginia; WOTV-TV, Battle Creek, Michigan; and WNLO-TV, Buffalo, New York. The Company has also entered into option and put agreements that enable or require the Company to purchase the first four of these stations under certain conditions. The Company intends to seek additional LMA opportunities in the future.

         Under its LMAs, the Company is required to pay fixed periodic fees and incur programming and operating costs relating to its LMA stations, but retains all advertising revenues. The Company believes that it can increase the likelihood of financial viability of the stations served pursuant to an LMA by using the Company's negotiating expertise, operating efficiencies, and an experienced and skilled management team, which provides programming, local news, and marketing support to the LMA stations.

         In accordance with FCC rules, regulations and policies, all of the Company's LMAs allow preemptions of the Company's programming by the owner-operator and FCC licensee of each station with which the Company has an LMA. Accordingly, the Company cannot be assured that it will be able to air all of the programming expected to be aired on those stations with which it has an LMA or that the Company will receive the anticipated advertising revenue from the sale of advertising spots in such programming. Although the Company believes that the terms and conditions of each of its LMAs will enable the Company to air its programming and utilize the programming and other non-broadcast license assets acquired for use on the LMA stations, early terminations of the LMAs or unanticipated terminations of all or a significant portion of the programming by the owner-operator and FCC licensee may occur. An early termination of one of the Company's LMAs, or repeated and material preemption of programming thereunder, could have an adverse affect on the Company's operations.

         Low-Power Television Stations. The Company owns and operates, and is currently constructing, LPTVs in several of its markets. LPTVs broadcast at lower transmitting power than other stations and, accordingly, their over-the-air signals cover a much smaller geographic area than the signals of other stations. LPTVs are secondary services that, under FCC rules, must protect full power television stations in their markets from interference and which may not receive rights to convert to digital broadcast in the future. By operating a network of multiple LPTVs in one market, the Company may be able to achieve over-the-air signal coverage of all, or nearly all, of certain of the television markets served by the Stations. The Company owns and operates an LPTV network in its Austin, Texas; Norfolk-Portsmouth, Virginia; Grand Rapids, Michigan; and Indianapolis, Indiana markets. The advent of digital television has resulted in the "displacement" and possible loss or reduction in service area of some of the Company's LPTVs. Recent legislation may have also granted additional service area protection to many of the Company's LPTVs. See "Licensing and Regulation - Advanced Television Technology."

         The Company is currently operating its six Grand Rapids LPTVs under the call letters WXSP-TV. The LPTVs, as a group, have an affiliation agreement with the UPN Network.

         Local Weather Station. In 1994, the Company launched the LWS, a programming service, which provides Doppler radar or local travel and aviation forecasts, weather trends and features. LWS is offered in some of the Company's television markets over local cable systems. (See table on page 4.) The Company receives monthly payments from certain contracting cable systems based on the number of subscribers to such cable systems, as well as a share of each cable system's advertising revenues, if any, generated by LWS.


COMPETITION:

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

         Audience. Stations compete for audience on the basis of program popularity, which directly affects advertising rates. The growth of cable television and Direct Broadcast Satellite ("DBS") companies has significantly altered competition for audience in the television broadcasting industry. Other sources of audience competition include home entertainment systems (including DVDs, videocassette recorder and playback systems, and television game devices), wireless cable, satellite master antenna television systems, computer on-line services, the internet, telephone company video systems, LPTVs, low-power satellite-to-home video distribution services, and other entertainment and advertising media.

         Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now in use with DBS and in development for cable and "wireless cable," are expected to permit greater numbers of channels to be carried with existing bandwidth. These compression techniques, as well as other technological developments, have the potential to provide expanded programming to highly targeted audiences. A reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized "niche" programming. This ability to reach very specific audiences is expected to alter the competitive dynamics for advertising expenditures and could have a material adverse effect on the Company's ability to generate revenues.

         Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun programming. The Stations compete against in-market television broadcasting station competitors for exclusive access to off-network reruns (such as Friends) and first-run products (such as Wheel of Fortune) in their respective markets. The Company may be exposed to volatile or increased programming costs that may adversely affect the Company's operating results. Further, because syndicated programs are generally purchased well in advance of being broadcast, the Company may not accurately predict how a program will perform. Cable systems generally do not compete with local stations for programming, although various national cable networks have acquired programs that would have otherwise been offered to local television broadcasting stations. Competition also occurs for exclusive news stories and features and local sports programming.

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

         FCC Regulation. The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC by authority granted it under the Communications Act. Matters subject to FCC oversight include, but are not limited to:

         --    the assignment of frequency bands of broadcast television;

         -- the approval of a television station's frequency, location and operating power;

         -- the issuance, renewal, revocation or modification of a television station's FCC license;

         -- the approval of changes in the ownership or control of a television station's licensee;

         --    the regulation of equipment used by television stations; and

         -- the adoption and implementation of regulations and policies concerning the ownership and operation of television stations.

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

         On the local level, the FCC's "duopoly" rule prohibits or restricts attributable interests in two or more television stations with overlapping service areas. In November 2000, the FCC significantly relaxed the duopoly rule to permit ownership of two television stations in a local market under certain circumstances, primarily where a party is seeking to combine two stations where at least one of the stations is not among the top four in audience and there are a sufficient number of post-merger independently owned television operations. Waivers of the rule are also available where one of the stations is either "failing" or "unbuilt" and in as yet unspecified circumstances where there are extraordinary public interest benefits from the combination. The FCC also determined that television LMAs were equivalent to ownership for purposes of the local ownership rules and thus permissible only where ownership was permissible. The FCC grandfathered television LMAs entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking that is expected to be initiated no sooner than 2004, examining whether it would be in the public interest to permit such combinations to continue. The FCC permitted the free transferability of grandfathered LMAs during the grandfather period but held that dual licenses may be transferred only where the two-station combination continues to qualify under the revised duopoly rule.

         The Company believes that the four LMAs the Company has entered into in the Grand Rapids, New Haven, Austin and Norfolk markets are grandfathered and that these four combinations are likely eligible for waivers of the duopoly rule. The Company believes the fifth LMA,in Buffalo, New York market, satisfies the requirement for a sufficient number of post-merger independently owned television stations and is a candidate for duopoly. Thus the Company believes that it will likely be able to convert those LMAs to ownership interests through the exercise of option rights prior to the expiration of the grandfather period and be able to transfer those ownership interests in the event of a change in control of the Company. There can be no assurances, however, that the rules will be implemented or interpreted in such a manner. The Company is still evaluating whether and when to exercise its options to purchase each of the LMA stations.

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

         Because of these multiple and cross-ownership rules, any person or entity that acquires an attributable interest in the Company may violate the FCC's rules if that purchaser also has an attributable interest in other television or radio stations, or in daily newspapers or cable systems, depending on the number and location of those radio or television stations or daily newspapers or cable systems. Such person or entity also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If the holder of an attributable interest of the Company violates any of these ownership rules or if a proposed acquisition by the Company would cause such a violation, the Company may be unable to obtain from the FCC one or more authorizations needed to conduct its television station business and may be unable to obtain FCC consents for certain future acquisitions.

         Alien Ownership. The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses.

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

         Restrictions on Broadcast Advertising. The advertising of cigarettes on broadcast stations has been banned for many years. The broadcast advertising of smokeless tobacco products has more recently been banned by Congress. Certain Congressional committees have examined legislative proposals to eliminate or severely restrict the advertising of beer and wine. In addition, Congress is considering proposals with respect to political campaign financing, which could limit the rates the Company charges for political advertising if enacted. The Company cannot predict whether any or all of the present proposals will be enacted into law and, if so, what the final form of such law might be. The elimination of all beer and wine advertising could have an adverse effect on the Stations' revenues and operating profits as well as the revenues and operating profits of other stations that carry beer and wine advertising.

         Cable "Must-Carry" or "Retransmission Consent" Rights. The 1992 Cable Act requires television broadcasters to make an election to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable television systems in the station's local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable systems within its DMA. Must-carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on, and the location and size of, the cable system, and the amount of duplicative programming on a broadcast station. Under certain circumstances, a cable system may decline to carry a given station. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement. The Stations have negotiated retransmission consent agreements with cable television systems in their markets, with terms generally ranging from three to 10 years, which in four markets provides for carriage of the Station's signal and the Local Weather Station. The licensees of the LMAs generally have opted for must-carry status. From time to time, various of the Stations and/or LMAs have been unable to reach agreement with cable operators and have been carried pursuant to short-term agreements and in a few instances have not been carried on those cable systems for periods ranging from a few days to two years.

         Network Affiliate Issues. Several FCC rules impose restrictions on network affiliation agreements. Among other things, those rules prohibit a television station from entering into any affiliation agreement that:

         -- Requires the station to clear time for network programming that the station had previously scheduled for other use; or

         -- Precludes the preemption of any network programs that the station believes are unsuitable for its audience and the substitution of network programming with a program that it believes is of greater local or national importance (the "right to reject rule").

         The FCC is currently reviewing several of these rules governing the relationship between broadcast television networks and their affiliates. The Company is unable to predict when and how the FCC will resolve these proceedings.

         Advanced Television Technology. At present, U.S. television stations broadcast signal uses the "NTSC" system, an analog transmission system named for the National Television Systems Committee, an industry group established in 1940 to develop the first U.S. television technical broadcast standards. The FCC in late 1996 approved a new digital television ("DTV") technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This digital television standard will allow the simultaneous transmission of multiple streams of video programming and data on the bandwidth presently used by a single analog channel. On the multiple channels allowed by DTV, it will be possible to broadcast one "high definition" channel ("HDTV") with visual and sound quality superior to present-day television or several "standard definition" channels ("SDTV") with digital sound and pictures of a quality slightly better than present television; or to provide interactive data services, including visual or audio transmission; or to provide some combination of these possibilities.

         The FCC has already allocated to every existing television broadcaster one additional channel to be used for DTV during the transition between present-day analog television and DTV, and has established a timetable by which every current station must initiate DTV operations. Broadcasters will not be required to pay for this new DTV channel, but will be required to relinquish one of their two channels when the transition to DTV is complete, unless it is using the channel for data services.

         The FCC presently plans for the DTV transition period to end by 2006. At that time, broadcasters may be required to discontinue analog operations and to return the channel to the FCC. Moreover, under current law the FCC is required to auction the returned channels by 2002, four years before they must be relinquished. The FCC has already undertaken to relocate all broadcast stations from Channels 60-69 and could auction off that spectrum to non-broadcast users as soon as later this year. The FCC has also proposed to "clear" and auction Channels 52-59.

         The FCC has also declared that, absent a waiver, all DTV stations must be constructed by May 1, 2002. The FCC has stated that stations may initially construct DTV facilities that transmit at less than the full authorized power. DTV stations that are not at full power by December 31, 2004, however, may lose their ability to increase power to the full-authorized level. The Company has built five DTV stations in Austin, Indianapolis, New Haven, Norfolk and Grand Rapids. The Company believes it will meet the 2002 and 2004 deadlines. Given the order and production backlogs of equipment manufacturers and the scarcity of tower installation crews, the Company may, however, need waivers in some markets. The FCC has issued regulations with respect to DTV allocations and interference criteria that are not yet final, and other important aspects of the DTV regulatory framework have not yet been established.

         The FCC recently rejected a petition supported by a number of other broadcast companies which requested that the FCC adopt a different DTV transmission standard which some companies believe would provide better coverage. The broadcast industry, through its primary trade associations, conducted extensive comparative field tests of the current system and the proposed alternative and also determined not to seek any changes in the current standard at the current time. The field testing also revealed inadequacies in the performance of the current system which the Company believes will require industry investment in additional improvements in both transmission and reception technology. The Company is unable to predict the timing or outcome of this investment.

         The FCC recently initiated a rulemaking to determine what, if any, additional public interest obligations, including programming, should be imposed on DTV broadcasters. Pursuant to the Telecom Act, the FCC has already imposed certain fees upon broadcasters if they choose to use the DTV channel to provide paid subscription services to the public. The FCC also recently proposed imposing fees on broadcasters who remain on their analog channels after 2002. The FCC also recently issued a report and order concerning the extent to which cable systems will be required to carry broadcast DTV signals and issued a further rulemaking looking towards refining and completing these "digital must carry" regulations. The FCC tentatively concluded that it did not have the authority to require digital must carry and, if it did, that such must carry would be limited to each broadcast station's "primary video." The broadcast industry is seeking reconsideration of the tentative conclusion and a broader definition of the material that must be carried. The Company is unable to predict the timing or outcome of any of these proceedings.

         In some cases, conversion to DTV operations may reduce a station's geographical coverage area. Moreover, some of the Company's stations have channels that are in the spectrum to be "cleared" for resale by the Commission and there is no guarantee that the replacement channels will fully replicate existing service. In other instances, the digital service may exceed current service. In addition, the FCC's current implementation plan would maintain the secondary status of LPTVs with respect to DTV operations and many LPTVs, particularly in major markets, will be displaced. The Company has already filed applications for new channel allotments for eleven of its LPTVs, which will be at least partially displaced by DTV channels and is in the process of locating alternative channels for two others. It appears likely that the last two facilities, if granted, will require operation with substantially reduced coverage areas. There is no assurance that any of the applications will be granted.

         Congress also recently enacted legislation granting additional interference and displacement protection to certain LPTVs that produce local programming. A significant number of the Company's LPTVs have been granted this status. While the Commission has proposed that these new protections remain subordinate to DTV operations, it is unclear whether these operations will in fact further impede DTV implementation.

         The Company has also applied for a temporary license to operate an LPTV in northwest Michigan to remedy interference to its Grand Rapids NBC affiliate from a new digital station in Milwaukee. There is no assurance that this application will be granted. It also appears likely that additional interference will occur to both analog and digital stations in other markets as new digital broadcast stations are constructed. The Company is unable to assess at this time the magnitude of such interference or the efficacy of possible remedies.


         In addition, it is not yet clear:

         -- When and to what extent DTV or other digital technology will become available through the various media;

         -- Whether and how television broadcast stations will be able to avail themselves of or profit by the transition to DTV;

         -- Whether viewing audiences will make choices among services upon the basis of such differences;

         -- Whether and how quickly the viewing public will embrace the cost of new digital television sets and monitors;

         -- To what extent the DTV standard will be compatible with the digital standards adopted by cable and other multi-channel video programming services;

         -- Whether a satisfactory copy protection technology will be developed for broadcasting and whether that technology will be compatible with copy protection systems developed for cable and other media;

         -- Whether cable systems will be required to carry DTV signals or, in the absence of such mandate, broadcasters will succeed in negotiating voluntary cable carriage arrangements;

         -- Whether significant additional expensive equipment will be required for television stations to provide digital service, including HDTV and supplemental or ancillary data transmission services; or

         -- What additional public interest obligations digital broadcasters will be required to fulfill.

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

         Direct Broadcast Satellite Systems. There are currently in operation two DBS systems that serve the United States of America (DirecTV and Echostar), and it is anticipated that additional systems may become operational over the next several years. DBS systems provide programming on a subscription basis to those who have purchased and installed a satellite signal-receiving dish and associated decoder equipment. DBS systems claim to provide visual picture quality comparable to that found in movie theaters and aural quality comparable to digital audio compact discs. Until recently, DBS systems did not have sufficient channel capacity to carry local television stations and carried only a few network affiliates which were distributed to dishes in every market and thus were potential competitors of the local affiliates.

         In 1998, Congress passed the Satellite Home Viewer Act ("SHVA"), which granted DBS a limited "compulsory copyright license" with respect to broadcast signals. Under this license, in exchange for a relatively modest license fee set by the Copyright Office, satellite operators have the right to provide non-local network television signals but only to "unserved households". To be an unserved household with respect to a particular network, the household must not be able to receive, using a conventional rooftop antenna, the television signal of the network's local affiliate at a specified intensity. Several broadcast companies and organizations have sued satellite carriers in various federal courts charging that the carriers have routinely and flagrantly violated the unserved household restriction. Two courts have agreed, making findings which could have significantly reduced the number of DBS households receiving distant network stations.

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

         DBS companies have initiated carriage of local signals in the largest market and have initiated carriage of two of the Company's stations in Indianapolis and Austin pursuant to retransmission consent agreements. The Company is unable to predict when such carriage will begin in other markets and whether the revenues from such agreements will be significant. More generally, the Company is unable to predict what the results of the judicial, regulatory, and legislative acts will be, or what effect they will have on the Company's television broadcasting business.

         Recent Developments, Proposed Legislation and Regulation. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the

Company's stations. In addition to the changes and proposed changes noted above, these matters include, for example, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products like hard liquor, beer and wine, and revised rules and policies governing equal employment opportunity. Other matters that could affect the Stations include technological innovations and development generally affecting competition in the mass communications industry.

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


EMPLOYEES:

         As of December 31, 2000, the Company had 1,645 employees. Of these employees, unions represented 371. The Company believes that its employee relations are generally good.

RISKS ASSOCIATED WITH BUSINESS ACTIVITIES:

         Potential Negative Consequences of Substantial Indebtedness. As of December 31, 2000, LIN Holdings had approximately $988 million of consolidated indebtedness and approximately $466 million of consolidated stockholders' equity, and LIN Television had approximately $725 million of consolidated indebtedness and approximately $697 million of consolidated stockholders' equity.

         The level of indebtedness of LIN Holdings and LIN Television could have several negative consequences to holders of the Senior Subordinated Notes and the Senior Discount Notes (collectively the "Notes"), including, but not limited to, the following:

         -- a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal, premium (if any) and interest on their respective indebtedness, thereby reducing the funds available for operations, distributions to LIN Holdings for payments with respect to the Senior Discount Notes, future business opportunities and other purposes and increasing the vulnerability of LIN Holdings and LIN Television to adverse general economic and industry conditions;

         -- the ability of the Company to obtain additional financing in the future may be limited;

         -- all of the indebtedness in connection with the Credit Agreement, a credit facility with Chase Manhattan Bank, as administrative agent, and the lenders named therein, that establishes a $295 million term loan facility, a $50 million revolving facility, and a $225 million incremental term loan facility (collectively, "Senior Credit Facilities"), will be secured and is scheduled to become due prior to the time the principal payments on the Notes are scheduled to become due;

         -- certain of the Company's borrowings (including, without limitation, amounts borrowed under the Senior Credit Facilities) will be at variable rates of interest, which will expose the Company to increases in interest rates; and

         -- the mandatory principal redemption amount (expected to be $125 million as defined in the indenture governing the Senior Discount Notes) of the Senior Discount Notes will become due and payable in a lump sum on March 1, 2003.

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

         General Electric Capital Corporation ("GECC") provided debt financing for the NBC joint venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum. The Company expects that the interest payments on the GECC Note will be serviced solely by the cash flow of the NBC joint venture. The GECC Note is not an obligation of the Company and is recourse only to the NBC joint venture, LIN Television's equity interests therein and Ranger Equity Holdings B Corp. ("Ranger B"), pursuant to a guarantee. Ranger B is a wholly owned subsidiary of Ranger and is one of LIN Holdings' two corporate parents and the guarantor of the GECC Note. Ranger B owns 63% of LIN Holdings.

         If an event of default occurs under the GECC Note, and GECC is unable to collect all obligations owed to it after exhausting all commercially reasonable remedies against the NBC joint venture (including during the pendency of any bankruptcy involving the NBC joint venture), GECC may proceed against Ranger B, to collect any deficiency. If Ranger B does not otherwise satisfy its obligations under the guaranty, GECC could attempt to claim all or a portion of the common stock of LIN Holdings owned by Ranger B through an insolvency proceeding or otherwise. If such an event were to occur, GECC could obtain control of LIN Holdings and, as a result, LIN Television.

         Restrictions Imposed on the Company by Terms of Indebtedness. The credit agreement governing the Senior Credit Facilities and the indentures governing the Notes contain covenants that restrict LIN Holdings' and LIN Television's respective abilities to:

         --    incur indebtedness;

         --    pay dividends;

         --    create liens;

         --    sell assets;

         --    engage in certain mergers and acquisitions; and

         --    refinance indebtedness.

         The credit agreement governing the Senior Credit Facilities requires LIN Television to maintain certain financial ratios. If LIN Holdings or LIN Television fails to comply with the various covenants contained in the credit agreement governing the Senior Credit Facilities or the indentures governing the Notes, as applicable, each of them would be in default and the maturity of substantially all of their respective long-term indebtedness could be accelerated. A default under either of the indentures would also constitute an event of default under the Senior Credit Facilities. If LIN Television were unable to repay amounts outstanding under the credit agreement, the lenders thereunder could proceed against the collateral granted to them to secure the indebtedness. If the amounts outstanding under the credit agreement were accelerated, there can be no assurance that the assets of LIN Television and its subsidiaries would be sufficient to repay the amount in full.

         The Notes and the Senior Credit Facilities impose certain restrictions on the Company's ability to make capital expenditures and limit the Company's ability to incur additional indebtedness. Such restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities.

         In March 2001, the Company announced that, based on prevailing weakness in the national advertising category, it expects that pro forma net revenue for the first half of 2001 will decline compared to the same period last year and that broadcast cash flow will experience only minimal increases for each of the third and fourth quarters of 2001. Although the Company believes it will be in compliance with all of the financial covenants under the Senior Credit Facilities, in light of these expected revenue levels, the Company expects to seek to amend certain financial covenants under the Senior Credit Facilities in the second quarter of 2001 to allow it to maintain operational flexibility that it deems advisable. There can be no assurance that the Company will obtain the necessary amendments or waivers to these covenants. If the Company were unable to obtain a satisfactory waiver or amendment, it could have a material adverse effect on the Company's business, financial condition and results of operations.

         Structural Subordination of LIN Holdings. LIN Holdings is a holding company, which conducts all of its operations through its subsidiaries and whose only material asset is the capital stock of LIN Television. Consequently, LIN Holdings depends on distributions from LIN Television to meet its debt service obligations. Because of the substantial leverage of LIN Television, and the dependence of LIN Holdings upon the operating performance of LIN Television to generate distributions to LIN Holdings, there can be no assurance that LIN Holdings will have adequate funds to fulfill its obligations in respect of the Senior Discount Notes when due. In addition, the credit agreement governing the Senior Credit Facilities, the indenture governing the Senior Subordinated Notes and applicable federal and state law impose restrictions on the payment of dividends and the making of loans by LIN Television to LIN Holdings. As a result of the foregoing restrictions, LIN Holdings may be unable to gain access to the cash flow or assets of LIN Television in amounts sufficient to pay the mandatory principal redemption amount when due on March 1, 2003, and cash interest on the Senior Discount Notes on and after March 1, 2003, the date on which cash interest thereon first becomes payable, and principal of the Senior Discount Notes when due. In such event, LIN Holdings may be required to:

         --   refinance the Senior Discount Notes;

         --   seek additional debt or equity financing;

         -- cause LIN Television to refinance all or a portion of LIN Television's indebtedness with indebtedness containing covenants allowing LIN Holdings to gain access to LIN Television's cash flow or assets;

         -- cause LIN Television to obtain modifications of the covenants restricting LIN Holdings' access to cash flow or assets of LIN Television contained in LIN Television's financing documents (including, without limitation, the credit agreement and the indenture governing the Senior Subordinated Notes); or

         --   pursue a combination of the foregoing actions.

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

         Reliance on Syndicated Programming. One of the Company's most significant operating costs is syndicated programming. There can be no assurance that the Company will not be exposed in the future to increased syndicated programming costs which may adversely affect the Company's operating results. Acquisitions of program rights are often made two or three years in advance, making it difficult to accurately predict how a program will perform. In some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs that increase station operating costs.

         Non-Renewal or Termination of Affiliation Agreements. The non-renewal or termination of a network affiliation agreement could have a material adverse effect on the Company's operations. Four of the Company's owned and operated stations are affiliated with CBS, four with NBC, and one with ABC. Each of these networks generally provides these stations with up to 22 hours of prime time programming per week. In return, the stations broadcast network-inserted commercials during such programming and receive cash network compensation. Although network affiliates generally have achieved higher ratings than unaffiliated independent stations in the same market, there can be no assurance as to the future success of each network's programming or the continuation of such programming. The Company's network affiliation agreements are subject to termination by such networks under certain circumstances.

         The Company believes that it enjoys a good relationship with each of CBS, NBC and ABC, as well as the other networks with which it has affiliation agreements.

         Certain of the networks with which the Company's stations are affiliated have required other broadcast groups, upon renewal of affiliation agreements, to reduce or eliminate network affiliation compensation and to accept other material modifications of existing affiliation agreements. However, there can be no assurance that such affiliation agreements will remain in place or that each network will continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation.

         WCTX-TV, the LMA station in New Haven-Hartford, changed its network affiliation from the WB Network to the UPN Network effective January 2001. This change is not expected to have a material adverse effect on the Company's revenues.

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

         Dependence on Key Personnel. The Company believes that its success is dependent upon its ability to attract and retain skilled managers and other personnel, including its present officers and general managers. The loss of the services of Gary R. Chapman, the Chairman, President and Chief Executive Officer of LIN Holdings and LIN Television, could have a material adverse effect on the operations of the Company. Mr. Chapman's current employment agreement with LIN Television will automatically renew for an additional year on December 31, 2001 unless otherwise terminated by either party by notice 90 days prior to this date.

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

         See Note 12 - "Commitments and Contingencies" in Notes to Consolidated Financial Statements for information concerning the Company's obligations under noncancelable operating leases as of December 31, 2000.


ITEM 3. LEGAL PROCEEDINGS:

         The Company is involved in various claims and lawsuits that are generally incidental to its business. The Company is vigorously contesting all of these matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, or results of operations, or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

         The common stock of LIN Holdings and LIN Television has not been registered under the Securities Act of 1933 or the Securities Exchange Act of 1934 and is not listed on any national securities exchange. As of December 31, 2000, there was no established public trading market for the common stock of LIN Holdings or LIN Television. All of the outstanding common stock of LIN Holdings is indirectly held by Ranger. All of the outstanding common stock of LIN Television is held by LIN Holdings.

         Neither LIN Holdings nor LIN Television have declared or paid dividends on their common stock for the three year-period ended December 31, 2000.

         LIN Holdings is a holding company with no significant assets other than the capital stock of its direct and indirect subsidiaries. Consequently, the sole source of cash for LIN Holdings from which to make dividend payments will be dividends distributed or other payments made to it by its operating subsidiaries. The right of LIN Holdings to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of its subsidiaries. The Company's debt convenants restrict or prohibit the Company's ability to pay dividends and make other distributions.


ITEM 6. SELECTED FINANCIAL DATA:

         On March 3, 1998, LIN Holdings acquired LIN Television.

         Set forth below is selected consolidated financial and operating data of the Company and its predecessor, LIN Television (the "Predecessor"), for each of the five years in the period ended December 31, 2000. The selected financial data as of December 31, 2000 and 1999, and for the years ended December 31, 2000 and 1999, and the period from March 3, 1998 to December 31, 1998, is derived from the consolidated financial statements of the Company that appear elsewhere in this filing. The selected financial data as of December 31, 1998 is derived from the consolidated financial statements of the Company that are not presented in this filing. The selected financial data for the period from January 1, 1998 to March 2, 1998, is derived from the consolidated financial statements of LIN Television that appear elsewhere in this filing. The selected financial data as of and for the years ended December 31, 1997 and 1996, is derived from the consolidated financial statements of LIN Television that are not presented in this filing. The selected financial data should be read in conjunction with Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of the Company and LIN Television, and the notes thereto. Because of the revaluation of assets and liabilities, and the related impact to the balance sheet and statement of operations, as a result of the acquisition of the Company by Hicks, Muse, Tate and Furst Incorporated ("Hicks Muse") on March 3, 1998, the financial statements of the Predecessor for the periods prior to March 3, 1998 are not directly comparable to those of the Company subsequent to that date. The historical results presented are not necessarily indicative of future results.

         Broadcast Cash Flow ("BCF"), which is commonly used as a measure of performance of broadcast companies, is defined as operating income plus corporate expenses, depreciation and amortization (including both tangible and intangible assets and program rights) and certain other non-cash items, less cash payments for program rights. Cash payments for program rights represent cash payments for current program payables, and do not necessarily correspond to program usage. BCF does not purport to represent cash provided by operating activities, as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

                                                                                  (In thousands)
                                             --------------------------------------------------------------------------------------
                                                                                          Predecessor
                                                                           Period from    Period from
                                                                             March 3-     January 1-            Predecessor
                                              Year ended December 31,      December 31,    March 2,        Year ended December 31,
                                             --------------------------    ------------   -----------    --------------------------
                                                 2000           1999           1998           1998           1997           1996
                                             -----------    -----------    -----------    -----------    -----------    -----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
   Net revenues ...........................  $   295,706    $   224,446    $   189,536    $    43,804    $   291,519    $   273,367
   Operating costs and expenses:
      Direct operating ....................       78,693         57,292         48,812         11,117         70,746         68,954
      Selling, general and administrative..       64,193         49,123         42,168         11,701         63,473         59,974
      Corporate ...........................        9,270          7,900          7,130          1,170          6,763          6,998
      KXTX management fee..................           --          1,178          8,033             --             --             --
      Amortization of program rights.......       21,214         15,029         10,712          2,743         15,596         14,464
      Depreciation and amortization of
         intangible assets.................       63,734         57,934         45,199          4,581         24,789         23,817
      Tower write-offs.....................           --             --             --             --          2,697             --
                                             -----------    -----------    -----------    -----------    -----------    -----------
   Total operating costs and expenses......      237,104        188,456        162,054         31,312        184,064        174,207
                                             -----------    -----------    -----------    -----------    -----------    -----------
   Operating income .......................       58,602         35,990         27,482         12,492        107,455         99,160
   Total other expense, net ...............      (91,215)       (73,055)       (58,393)       (11,526)       (28,746)       (26,223)
   Provision for (benefit from) income
      taxes................................        1,581         (3,039)        (3,652)         3,710         30,602         26,476
                                             -----------    -----------    -----------    -----------    -----------    -----------
   Net income (loss).......................  $   (34,194)   $   (34,026)   $   (27,259)   $    (2,744)   $    48,107    $    46,461
                                             ===========    ===========    ===========    ===========    ===========    ===========
CONSOLIDATED BALANCE SHEET DATA:
   Cash and cash equivalents ..............  $     7,832    $    17,699    $    41,349                   $     8,046    $    27,952
   Total assets ...........................    2,045,363      1,952,685      1,800,890                       569,326        595,944
   Long-term debt .........................      968,685        841,821        668,517                       260,000        350,000
   Total stockholders' equity .............      466,190        499,915        532,409                       192,565        138,448

OTHER DATA:
   Broadcast cash flow ....................  $   130,443    $   103,379    $    88,553    $    17,104    $   145,471    $   130,399

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FORWARD-LOOKING STATEMENTS

         Do not place undue reliance on forward-looking statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "foresee," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including those regarding the Company's financial position, business strategy, projected costs and objectives of management for future operations are forward-looking statements. The reader is cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which this Annual Report on Form 10-K is filed. The matters discussed in the "Risks Associated with Business Activities" in Item I and other factors noted throughout this Annual Report on Form 10-K are cautionary statements identifying factors with respect to any such forward-looking statements that could cause actual results to differ materially from those in such forward-looking statements. All forward-looking statements contained herein are expressly qualified in their entirety by such cautionary statements. These factors include, without limitation, the promulgation of the new FCC's broadcast ownership regulations and other regulatory changes, changes in advertising, demand, technological changes, acquisitions and dispositions, as well as other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, including those set forth under the heading "Risks Associated with Business Activity" in Item I.

         The Company undertakes no obligation to update publicly forward-looking statements, whether as a result of new information, future events or otherwise.

Business

         The Company is a television station group operator in the United States and Puerto Rico that owns ten television stations, nine of which are network-affiliated television stations. Additionally, the Company has LMAs under which it provides programming for five other stations in the markets in which it operates.


BUSINESS COMBINATIONS AND DISPOSITIONS

         The Company has grown its business through a combination of acquisitions, dispositions and organic growth. Since inception, the Company has acquired the following business and assets:

         -- LIN Holdings acquired LIN Television (the "Acquisition") on March 3, 1998.

         -- In connection with the Acquisition, the Company and NBC formed a television station joint venture. The NBC joint venture consists of KXAS-TV, formerly LIN Television's Dallas-Fort Worth NBC affiliate, and KNSD-TV, formerly NBC's San Diego station. A wholly owned subsidiary of NBC is the general partner of the NBC joint venture and NBC operates the stations owned by the NBC joint venture. The NBC General Partner holds an approximate 80% equity interest and LIN Television holds an approximate 20% equity interest in the NBC joint venture.

         -- On June 3, 1999, the Company contributed all of the assets of KXTX-TV to Southwest Sports Group Holdings LLC ("SSG"), a Texas limited liability company and an entity in which a partner of Hicks Muse, the Company's ultimate parent, has a substantial economic interest. In exchange, the Company received 500,000 units of SSG's Series A Preferred Units, par value $100.00 per unit, valued at $47 million.

        --      On June 30, 1999, the Company acquired the assets of
                WOOD-TV and the LMA rights related to WOTV-TV, both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market. The total purchase price for the acquisition was approximately $142.4 million, including direct costs of the acquisition, and was funded by the combination of operating funds and $93.0 million of borrowing under the Company's term loan facility.

        --      On October 19, 1999 the Company acquired Pegasus
                Broadcasting of San Juan, L.L.C. ("Pegasus Broadcasting"), the owner and operator of WAPA-TV, an independent station located in San Juan, Puerto Rico. The total purchase price for the acquisition was approximately $71.8 million in cash, including direct costs of the acquisition, and was funded by a combination of operating funds and $60.0 million of borrowing under the Company's term loan facility.

        -- On April 1, 2000, the Company exchanged, with Blade Communications Inc., a 66.7% interest in certain assets of its television station WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. Immediately after the WAND-TV exchange the Company and Blade Communications Inc. contributed their respective interests in the WAND-TV assets to a partnership, with the Company receiving a 33.3% interest in the partnership.

        --      On August 15, 2000, the Company, 21st Century and
                BancAmerica formed Banks Broadcasting Inc. The Company contributed its interest in WLBB Broadcasting, LLC, and the Company and 21st Century both contributed their interests in Banks-Boise, Inc. to Banks Broadcasting, Inc. Banks Broadcasting, Inc. owns and operates KWCV-TV, the WB affiliate serving the Wichita-Hutchinson, Kansas DMA and operates an LMA for KNIN-TV, a UPN affiliate servicing the Boise, Idaho market. The Company has invested $13.4 million in Banks Broadcasting as of December 31, 2000.

        -- On November 10, 2000, the Company acquired the broadcast license and operating assets of WWLP-TV, an NBC affiliate in Springfield, MA. The total purchase price for the acquisition was approximately $128.0 million, including direct costs of the acquisition. The acquisition was funded by borrowings under the Company's incremental term loan facility. Although the Company did not own or control the assets or FCC license of WWLP-TV prior to November 10, 2000, pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," WWLP Holdings, Inc., the parent of WWLP-TV, satisfied the definition of a special purpose entity, as a result of a $75 million guarantee of WLPP Holdings debt by the Company and other factors, and the Company was deemed to be the sponsor of WWLP Holdings. Accordingly, the financial results of operations of WWLP Holdings have been consolidated with those of the Company since March 31, 2000, when WWLP Holdings, Inc. acquired the WWLP-TV from Benedek Broadcasting Corporation.


GENERAL FACTORS AFFECTING THE COMPANY'S BUSINESS

      The operating results of the Company depend primarily on advertising revenues, which in turn depend on the economic conditions of the markets in which the Company operates, the demographic makeup of those markets and the marketing strategy and efforts of the Company's stations in those markets. The Company experiences quarterly fluctuations in operating results, generally reporting its highest revenues during the fourth quarter each year due to advertisers' anticipation of higher consumer spending during the holiday season. The Company also experiences annual fluctuations in operating results due substantially to political spending in major election years, such as 1998 and 2000. The Olympic Games also cause cyclical fluctuations in the Company's operating results, the size of such fluctuations depending on which network is televising the Olympic Games and which of the Company's stations are affiliated with that network. The Company also depends on automotive-related advertising. Approximately 22% of the Company's gross advertising revenues for the year ended December 31, 2000 consisted of automotive advertising compared to 26% for the year ended December 31, 1999. A significant decrease in such advertising could have a material adverse affect on the Company's operating results. For other factors that may affect the Company's business, see "Forward-Looking Statements" and "Risks Associated with Business Activities" in Item I.


RESULTS OF OPERATIONS

         Set forth below are the significant factors that contributed to the operating results of the Company and its Predecessor for the years ended December 31, 2000, 1999 and 1998 (on a combined basis.) The Company's results of operations from year to year are significantly affected by the impact of the Company's acquisitions of WOOD-TV, and its LMA for WOTV-TV, and WAPA-TV in 1999, and WLFI-TV and WWLP-TV in 2000 (together, the "Acquisitions") and dispositions of KXTX-TV in 1999 and WAND-TV in 2000 (together, the "Dispositions"). As a result, future reported financial results may not be comparable to the historical financial information and comparisons of any quarters or years may not be indicative of future financial performance. The results of operations of LIN Holdings on a stand-alone basis prior to March 3, 1998 are immaterial in comparison to the Predecessor or the results of operations of the Company after March 3, 1998, and are not separately described.


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

Net Revenues

         Net revenues consist primarily of national and local air time sales, net of sales adjustments and agency commissions, network compensation, barter revenues, revenues from the production of local commercials and sports programming, tower rental revenues, Local Weather Station revenues, and cable retransmission revenue. Total net revenues for the year ended December 31, 2000 increased approximately 31.7% to $295.7 million from $224.4 million for the same period in the prior year. The increase is primarily due to the increase in political advertising and Internet revenues, as well as the impact of the Acquisitions offset by the Dispositions. In addition, the increase is also the result of the continued growth of the Company's LMA stations.

         Approximately 92% of the Company's total net revenues for the year ended December 31, 2000, were derived from net advertising time sales compared to 89% in 1999. Net advertising revenues for the year ended December 31, 2000 increased by 36% compared to 1999. The increase is primarily due to the impact of political advertising, as well as the impact of the Acquisitions offset in part by Dispositions, and the growth at the LMA stations.

         Network revenue represents amounts paid to the Company for broadcasting network programming provided by CBS, NBC and ABC. Network revenue for year ended December 31, 2000 increased 4.3% to $10.4 million compared to $10.0 million in 1999. The increase is primarily the result of the impact of the Acquisitions offset in part by Dispositions.

Operating Costs and Expenses

         Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs, increased 37.3% to $78.7 million for the year ended December 31, 2000, from $57.3 million in 1999. The increase is primarily the result of the impact of the Acquisitions offset in part by Dispositions, and the addition of a 10:00 o'clock newscast for the LMA in the New Haven-Hartford market, Internet expenses, and new helicopter operating costs, which are used in newscasts for the Austin and Norfolk markets.

         Selling, general and administrative expenses consist primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, and other expenses such as rent, utilities and insurance. Selling, general and administrative expenses increased by 30.7% to $64.2 million for the year ended December 31, 2000, compared to $49.1 million for the same period in the prior year. The increase is primarily due to increased sales compensation resulting from the increase in advertising revenue and the impact of the Acquisitions offset in part by Dispositions.

         Corporate expenses, representing costs associated with the centralized management of the Company's stations, increased 17.3% to $9.3 million for the year ended December 31, 2000, from $7.9 million in 1999. The increase is primarily driven by increases in Internet start-up costs, cable retransmission negotiation costs, aviation costs, and an increase in Hicks Muse Monitoring and Oversight fees, which increased based on increases in broadcast cash flow.

          Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Amortization of program rights increased 41.2% to $21.2 million for the year ended December 31, 2000, compared to $15.0 million for the same period in the prior year. The increase is primarily the result of the impact of the Acquisitions offset by Dispositions.

         Depreciation and amortization of intangible assets increased 10.0% to $63.7 million for the year ended December 31, 2000 from $57.9 million for the same period in the prior year. The increase was principally driven by the amortization of goodwill and other intangible assets associated with the Acquisitions offset by Dispositions, and increased depreciation associated with equipment acquired in connection with the upcoming transition to digital broadcasting.


Other Expenses

         Interest expense increased $24.2 million to $92.9 million for the year ended December 31, 2000, compared to $68.7 million for the same period in the prior year. The increase for the year ended December 31, 2000 was the result of increased borrowings associated with the Acquisitions.

         Interest expense for LIN Television Corporation increased $21.8 million to $67.1 million for year ended December 31, 2000, compared to interest expense of $45.3 million for same period in the prior year. The increase was primarily the result of increased borrowings associated with the Acquisitions.

         Investment income increased $772,000 to $4.1 million for year ended December 31, 2000, compared to investment income of $3.3 million for the same period in the prior year. The increase was the result of improvements to the Company's cash management systems, resulting in higher average investment balances in 2000.

         The Company's share of (income) loss in equity investments was income of $365,000 for the year ended December 31, 2000, compared to losses of $5.5 million for the same period in the prior year. The increase is primarily the result of the improved operating performance of the stations included in the NBC joint venture.

         The Company's provision for income taxes increased approximately $4.6 million to $1.6 million for the year ended December 31, 2000, compared to a benefit of $3.0 million for the same period in the prior year. This increase was primarily due to the effective tax rate being materially impacted by the non-deductible goodwill relative to pre-tax net income. In addition, certain of the Company's subsidiaries recorded taxable income, which increased the current provision for taxes due.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

Net Revenues

         Total net revenues for the year ended December 31, 1999 decreased approximately 3.8% to $224.4 million from $233.3 million for the same period in the prior year. The decrease is primarily due to the disposition of KXTX-TV.

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

         Network revenue for year ended December 31, 1999 decreased 15.3% to $10.0 million compared to $11.8 million in 1998. The decrease is primarily the result of the loss of compensation resulting from the contribution of KXAS-TV to the NBC joint venture in connection with the Acquisition on March 3, 1998.

Operating Costs and Expenses

         Direct operating expenses decreased 4.4% to $57.3 million for the year ended December 31, 1999, from $59.9 million in 1998. The decrease is primarily driven by the disposition of KXTX-TV and partially offset by the subsequent acquisition of WOOD-TV, its LMA for WOTV, and WAPA-TV in 1999.

         Selling, general and administrative expenses decreased 8.8% to $49.1 million for the year ended December 31, 1999, compared to $53.9 million for the same period in the prior year. The decrease is primarily driven by the disposition of KXTX-TV and partially offset by the subsequent acquisition of WOOD-TV, its LMA for WOTV, and WAPA-TV in 1999, as well as selling expense savings associated with certain renegotiated contracts.

         Corporate expenses decreased 4.8% to $7.9 million for the year ended December 31, 1999, from $8.3 million in 1998. The decrease was primarily due to decreases in expenses for systems related issues, including the Year 2000 issue, for which a majority of the expenses were incurred in 1998.

         The KXTX management fee, representing fees paid to SSG for the management and sub-programming of KXTX-TV, decreased to $1.2 million for the year ended December 31, 1999 from $8.0 million in 1998, as a result of the disposition of KXTX-TV on June 3, 1999.

         Amortization of program rights increased 11.7% to $15.0 million for the year ended December 31, 1999, compared to $13.5 million for the same period in the prior year. The increase was primarily due to the impact of the acquisitions of WOOD-TV, its LMA for WOTV, and WAPA-TV in 1999.

         Depreciation and amortization of intangible assets increased 16.4% to $57.9 million for the year ended December 31, 1999 from $49.8 million for the same period in the prior year. The increase was principally driven by the amortization of goodwill and other intangible assets associated with the acquisitions of WOOD-TV, its LMA for WOTV, and WAPA-TV in 1999, and increased depreciation associated with equipment acquired in connection with the upcoming transition to digital broadcasting.

Other Expenses

         Interest expense increased $12.4 million to $68.7 million for the year ended December 31, 1999, compared to $56.3 million for the same period in the prior year. The increase for the year ended December 31, 1999 was the result of increased borrowings associated with the acquisitions of WOOD-TV, its LMA for WOTV-TV, and WAPA-TV in 1999. The increase was also the result of new borrowings under the Senior Credit Facilities and the issuance of the Senior Subordinated Notes in connection with the Merger, which did not have a full year's impact in 1998.

         Investment income increased $2.0 million to $3.3 million for year ended December 31, 1999, compared to investment income of $1.3 million for the same period in the prior year. The increase was principally due to the dividends received by the Company on the Series A Preferred Units.

         The Company's share of losses in equity investments decreased to $5.5 million for the year ended December 31, 1999, compared to $6.3 million for the same period in the prior year. The decrease is primarily the result of the improved operating performance of the stations included in the NBC joint venture.

         During the first half of 1998, LIN Television incurred financial and legal advisory fees and regulatory filing fees of $8.6 million in connection with the merger with the Company. These costs are reflected on the Predecessor's Consolidated Statement of operations as merger expense.

         The Company's benefit from income taxes increased approximately $3.1 million to $3.0 million for the year ended December 31, 1999, compared to a provision of $58,000 for the same period in the prior year. The increase was primarily due to an increase in the amount of deductible interest expense.


LIQUIDITY AND CAPITAL RESOURCES

         It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. From time to time, the Company may enter into transactions, pursuant to which debt is extinguished, including sales of assets or equity, joint ventures, reorganizations or recapitalizations. There can be no assurance that any such transactions will be undertaken or, if undertaken, will be favorable to holders of its securities.

         The Company's principal sources of funds are its operations and its Senior Credit Facilities. Net cash provided by operating activities for the year ended December 31, 2000, totaled $58.2 million compared to $21.7 million in 1999, and $73.8 million in 1998.

         Net cash used in investing activities was $174.1 million for the year ended December 31, 2000 resulting primarily from the acquisition of WWLP-TV. For the same period in 1999, net cash used in investing activities was $197.3 million resulting primarily from the acquisition of WOOD-TV, its LMA for WOTV-TV, and WAPA-TV. And for the same period in 1998, net cash used in investing activities was $1,753.9 million resulting from the acquisition of LIN Television in March 1998 partially offset by the contribution of KXAS to the NBC joint venture in 1998.

         Net cash provided by financing activities for the year ended December 31, 2000 was $106.0 million, compared to $151.9 million and $1,729.8 million for the years ended December 31, 1999 and 1998, respectively. The large fluctuation in 1998 resulted from the issuance of the Senior Subordinated Notes, the issuance of the Senior Discount Notes, the issuance of the Senior Credit Facilities, and the equity contribution by Hicks Muse in connection with the Acquisition, partially offset by a principal payment of $262.3 million to retire debt.

         The Company presently has indebtedness outstanding of $425.7 million under the Senior Credit Facilities. In addition to debt service requirements under the Senior Credit Facilities, the Company is making semi-annual interest payments on its Senior Subordinated Notes. The Senior Discount Notes do not require cash interest payments to be made until after March 1, 2003. Thereafter, cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears. Interest payments on the Senior Discount Notes and the Senior Subordinated Notes and interest payments and amortization with respect to the Senior Credit Facilities represent significant cash requirements for the Company. The Senior Subordinated Notes funded in connection with the Acquisition will require increasing annual interest payments, beginning at approximately $25.1 million. Beginning September 1, 2003, annual interest payments of approximately $20.0 million will be paid under the Senior Discount Notes. The mandatory principal redemption amount (expected to be $125 million as defined in the indenture governing the Senior Discount Notes) of the Senior Discount Notes will become due and payable in a lump sum on March 1, 2003. The Company must remain in compliance with a series of financial covenants under the Senior Credit Facilities, the Senior Subordinated Notes, and the Senior Discount Notes. As of December 31, 2000, the Company was in compliance with all covenants. Assuming continued compliance with these financial covenants, the Company has available credit of approximately $35 million under the Senior Credit Facilities.

         In March 2001, the Company announced that, based on prevailing weakness in the national advertising category, it expects that pro forma net revenue for the first half of 2001 will decline compared to the same period last year and that broadcast cash flow will experience only minimal increases for each of the third and fourth quarters of 2001. Although the Company believes it will be in compliance with all of the financial covenants under the Senior Credit Facilities, in light of these expected revenue levels, the Company expects to seek to amend certain financial covenants under the Senior Credit Facilities in the second quarter of 2001 to allow it to maintain operational flexibility that it deems advisable. There can be no assurance that the Company will obtain the necessary amendments or waivers to these covenants. If the Company were unable to obtain a satisfactory waiver or amendment, it could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's capital expenditures primarily include purchases of broadcasting equipment, studio equipment, vehicles and office equipment to improve the efficiency and quality of television broadcasting operations. The Company's capital expenditures for the year ended December 31, 2000, were $29.1 million, compared to $18.2 million and $22.7 million for the same periods in 1999 and 1998, respectively. The Company has invested approximately $31.7 million over the past three years to prepare its towers and transmitter buildings for the upcoming digital transition. The Company expects that an additional $29.0 million will be required through 2002 for the transition to digital broadcasting. The Company anticipates that it will be able to meet its capital expenditure requirements with internally generated funds.

         The Company believes, based on current operations and projected growth, that its cash flow from operations, together with cash and cash equivalents at December 31, 2000 of $7.8 million and borrowings available under its senior credit facilities, will be sufficient to meet its future requirements for working capital, capital expenditures, interest payments and scheduled principal payments over the next twelve months.

         The Company's future operating performance and ability to service or refinance the Senior Discount Notes and Senior Subordinated Notes and to extend or refinance the Senior Credit Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. See "Risks Associated with Business Activities" in
Item I.

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

         GECC provided debt financing for the NBC joint venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum. The Company expects that the interest payments on the GECC Note will be serviced solely by the cash flow of the NBC joint venture. The GECC Note is not an obligation of the Company and is recourse only to the NBC joint venture, LIN Television's equity interests therein and Ranger B, pursuant to a guarantee. Ranger B owns 63% of LIN Holdings. If the NBC joint venture were unable to pay principal or interest on the GECC Note and GECC could not otherwise get its money back from the NBC joint venture, GECC could require Ranger B to pay the shortfall of any outstanding amounts under the GECC Note. If this happened, the Company could experience material adverse consequences, including:

         -- since Ranger B has no assets other than its 63% ownership of LIN Holdings, GECC could sell the stock of LIN Holdings to satisfy outstanding amounts under the GECC Note;

         -- if more than 50% of the ownership of LIN Holdings had to be sold to satisfy the GECC Note, it could cause an acceleration of the Senior Credit Facilities Notes; and

         -- if the GECC Note is prepaid because of an acceleration on default or otherwise, the Company may incur a substantial tax liability.

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


RECENTLY ISSUED ACCOUNTING STANDARDS:

         In September 2000, the FASB issued SFAS No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the application of SFAS 140 to have a material impact on its financial position or results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         The Company is exposed to market risk related to changes in interest rates primarily through its investing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if it is unable to obtain appropriate financing at acceptable rates. The Company's cash equivalents consist solely of investments in high-grade commercial bank money market accounts. The Company does not use derivative financial instruments for speculative or trading purposes. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of our cash equivalents due to their immediate available liquidity or their short term maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:



                          INDEX TO FINANCIAL STATEMENTS



LIN HOLDINGS CORP.

Reports of Independent Accountants ........................................   34

Consolidated Balance Sheets ...............................................   36

Consolidated Statements of Operations .....................................   37

Consolidated Statements of Stockholders' Equity ...........................   38

Consolidated Statements of Cash Flows .....................................   39

Notes to Consolidated Financial Statements ................................   40



LIN TELEVISION CORPORATION

Reports of Independent Accountants ........................................   59

Consolidated Balance Sheets ...............................................   61

Consolidated Statements of Operations .....................................   62

Consolidated Statements of Stockholders' Equity ...........................   63

Consolidated Statements of Cash Flows .....................................   64

Notes to Consolidated Financial Statements ................................   65

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of LIN Holdings Corp.:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of LIN Holdings Corp. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, and for the period from March 3, 1998 (date of acquisition) to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP



Boston, Massachusetts
February 8, 2001, except as to
Note 16 which is as of
March 26, 2001

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



/s/ PricewaterhouseCoopers LLP



Boston, Massachusetts
February 17, 1999

                               LIN HOLDINGS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                     December 31,   December 31,
                                                                         2000           1999
                                                                     ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents .........................................   $    7,832     $   17,699
Accounts receivable, less allowance for doubtful accounts
   (2000 -- $1,679; 1999 -- $1,918)................................       58,826         55,515
Program rights ....................................................       13,614         13,601
Other current assets ..............................................        4,302          6,988
                                                                      ----------     ----------
   Total current assets ...........................................       84,574         93,803
Property and equipment, net .......................................      164,738        144,882
Deferred financing costs ..........................................       36,298         41,553
Equity investments ................................................       91,798         65,771
Investment in Southwest Sports Group, at cost plus accrued interest       53,000         50,000
Program rights ....................................................        4,155          4,552
Intangible assets, net ............................................    1,600,882      1,546,392
Other assets ......................................................        9,918          5,732
                                                                      ----------     ----------
     Total Assets .................................................   $2,045,363     $1,952,685
                                                                      ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ..................................................   $    7,226     $    7,477
Program obligations ...............................................       13,491         13,336
Accrued income taxes ..............................................        5,578          4,750
Current portion of long-term debt .................................       19,572         15,805
Accrued interest expense ..........................................       10,809         10,494
Accrued sales volume discount .....................................        4,728          4,269
Other accrued expenses ............................................       16,604         17,626
                                                                      ----------     ----------
   Total current liabilities ......................................       78,008         73,757
Long-term debt, excluding current portion .........................      968,685        841,821
Deferred income taxes .............................................      521,494        524,323
Program obligations ...............................................        3,984          5,819
Other liabilities .................................................        7,002          7,050
                                                                      ----------     ----------
     Total liabilities ............................................    1,579,173      1,452,770
                                                                      ----------     ----------

Commitments and Contingencies (Note 4, Note 12 and Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value: no shares authorized ............           --             --
Common stock, $0.01 par value: 1,000 shares authorized,
issued and outstanding ............................................           --             --
Additional paid-in capital ........................................      561,669        561,200
Accumulated deficit ...............................................      (95,479)       (61,285)
                                                                      ----------     ----------
   Total stockholders' equity .....................................      466,190        499,915
                                                                      ----------     ----------
     Total liabilities and stockholders' equity ...................   $2,045,363     $1,952,685
                                                                      ==========     ==========


        The accompanying notes are an integral part of the consolidated financial statements.

                               LIN HOLDINGS CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                                                 Predecessor
                                                                                                 -----------
                                                                                Period from      Period from
                                                     Year ended December 31,     March 3-        January 1-
                                                     -----------------------    December 31,       March 2,
                                                        2000         1999           1998            1998
                                                     ---------    ---------     ------------     -----------
Net revenues .....................................   $ 295,706    $ 224,446      $ 189,536        $  43,804

Operating costs and expenses:
   Direct operating ..............................      78,693       57,292         48,812           11,117
   Selling, general and administrative ...........      64,193       49,123         42,168           11,701
   Corporate .....................................       9,270        7,900          7,130            1,170
   KXTX Management Fee ...........................          --        1,178          8,033               --
   Amortization of program rights ................      21,214       15,029         10,712            2,743
   Depreciation and amortization of intangible
     assets.......................................      63,734       57,934         45,199            4,581
                                                     ---------    ---------      ---------        ---------
Total operating costs and expenses ...............     237,104      188,456        162,054           31,312
                                                     ---------    ---------      ---------        ---------
Operating income .................................      58,602       35,990         27,482           12,492

Other (income) expense:
   Interest expense ..............................      92,868       68,689         53,576            2,764
   Investment income .............................      (4,052)      (3,280)        (1,220)             (98)
   Share of (income) loss in equity investments ..        (365)       5,488          6,037              244
   Loss on WAND-TV exchange ......................       2,720           --             --               --
   Loss on disposition of KXTX-TV ................          --        2,212             --               --
   Merger expense ................................          --           --             --            8,616
   Other, net ....................................          44          (54)            --               --
                                                     ---------    ---------      ---------        ---------
Total other expense, net .........................      91,215       73,055         58,393           11,526
                                                     ---------    ---------      ---------        ---------
Income (loss) before provision for
   (benefit from) income taxes ...................     (32,613)     (37,065)       (30,911)             966
Provision for (benefit from) income taxes ........       1,581       (3,039)        (3,652)           3,710

                                                     ---------    ---------      ---------        ---------
Net loss .........................................   $ (34,194)   $ (34,026)     $ (27,259)       $  (2,744)
                                                     =========    =========      =========        =========

        The accompanying notes are an integral part of the consolidated financial statements.

                               LIN HOLDINGS CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                  Common Stock                        Additional                    Total
                                             ----------------------      Treasury      Paid-in     Accumulated   Stockholders'
                                              Shares        Amount         Stock        Capital       Deficit       Equity
                                             --------      --------      --------     ----------   -----------   -------------
Balance at December 31, 1997
   (Predecessor) ........................      29,857     $     299     $      (3)    $ 283,177     $ (90,908)    $ 192,565
   Net loss (Jan 1-Mar 2) ...............          --            --            --            --        (2,744)       (2,744)
   Proceeds from exercises of stock
     options and issuance of Employee
     Stock Purchase Plan shares
     (Jan 1-Mar 2) ......................          29            --            --         1,071            --         1,071
   Tax benefit from exercises of stock
     options (Jan 1-Mar 2) ..............          --            --            --        10,714            --        10,714
                                            ---------     ---------     ---------     ---------     ---------     ---------
Balance at March 2, 1998 (Predecessor) ..      29,886           299            (3)      294,962       (93,652)      201,606
   Net loss .............................          --            --            --            --       (27,259)      (27,259)
   Acquisition of LIN Television
     Corporation and contribution of
     KXAS-TV to NBC Joint Venture .......     (29,886)         (299)            3      (294,962)       93,652      (201,606)
   Proceeds from sale of Common Stock ...           1            --            --       558,123            --       558,123
   Proceeds from capital contribution ...          --            --            --         1,000            --         1,000
   Payments on exercises of phantom
     stock units ........................          --            --            --          (250)           --          (250)
   Tax benefit from exercises of
     stock options ......................          --            --            --           795            --           795
                                            ---------     ---------     ---------     ---------     ---------     ---------
Balance at December 31, 1998 ............           1            --            --       559,668       (27,259)      532,409
   Net loss .............................          --            --            --            --       (34,026)      (34,026)
   Tax benefit from exercises of
     stock options ......................          --            --            --         1,532            --         1,532
                                            ---------     ---------     ---------     ---------     ---------     ---------
Balance at December 31, 1999 ............           1            --            --       561,200       (61,285)      499,915
   Net loss .............................          --            --            --            --       (34,194)      (34,194)
   Payments on exercises of phantom
     stock units ........................          --            --            --          (133)           --          (133)
   Tax benefit from exercises of
     stock options ......................          --            --            --           602            --           602
                                            ---------     ---------     ---------     ---------     ---------     ---------
Balance at December 31, 2000 ............           1     $      --     $      --     $ 561,669     $ (95,479)    $ 466,190
                                            =========     =========     =========     =========     =========     =========


        The accompanying notes are an integral part of the consolidated financial statements.

                               LIN HOLDINGS CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                               Predecessor
                                                                                                               -----------
                                                                                              Period from      Period from
                                                               Year ended December 31,          March 3-       January 1-
                                                            ----------------------------      December 31,       March 2,
                                                                2000             1999             1998             1998
                                                            -----------      -----------      ------------     ------------
Net loss ................................................   $   (34,194)     $   (34,026)     $   (27,259)     $    (2,744)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization (including amortization
     of financing costs and note discounts) .............        95,311           85,346           66,563            4,714
   Amortization of program rights .......................        21,214           15,029           10,712            2,743
   Interest on SSG preferred units ......................        (3,000)          (3,000)              --               --
   Loss on disposition of stations ......................         2,722            2,212               --               --
   Tax benefit from exercises of stock options ..........           602            1,532              795           10,714
   Deferred income taxes ................................        (3,025)          (8,537)          (4,792)           1,907
   Net loss (gain) on disposition of assets .............           220             (545)             (49)              19
   Program payments .....................................       (22,750)         (15,293)         (10,497)          (4,157)
   Share of (income) loss of equity investments .........          (365)           5,488            6,037              244
   Provision for doubtful accounts ......................           239               38             (108)              98
   Changes in operating assets and liabilities, net of
     acquisitions and disposals:
     Accounts receivable ................................        (3,072)         (10,786)          (7,836)           7,695
     Program rights, net of program obligations .........           239             (247)             436              (45)
     Other assets .......................................         5,604          (15,837)          20,163          (19,102)
     Accounts payable ...................................         1,796           (1,606)           1,209            1,187
     Accrued income taxes ...............................           828           (5,326)             366            1,777
     Accrued interest expense ...........................           315             (194)           9,154               74
     KXTX management fee payable ........................            --           (4,175)           4,175               --
     Accrued sales volume discount ......................           459            4,269               --               --
     Other accrued expenses .............................        (4,907)           7,375           (3,623)           3,292
                                                            -----------      -----------      -----------      -----------
Net cash provided by operating activities ...............        58,236           21,717           65,446            8,416
                                                            -----------      -----------      -----------      -----------
Investing activities:
Capital expenditures ....................................       (29,126)         (18,191)         (21,498)          (1,221)
Proceeds from asset disposals ...........................            --            6,560               64                3
Liquidating dividend on investment in SSDB ..............            --            7,125           (7,125)              --
Investment in joint ventures ............................            --               --             (250)            (250)
Investment in Banks Broadcasting, Inc. ..................       (11,145)          (2,229)              --               --
Other investments .......................................        (3,000)              --               --               --
Capital distributions from equity investments ...........           815               --               --               --
Acquisition of WWLP-TV, net of cash acquired ............      (128,000)              --               --               --
Acquisition of WOOD-TV and WOTV-TV, net of cash acquired             --         (119,985)              --               --
Acquisition of WAPA-TV, net of cash acquired ............            --          (69,909)              --               --
Acquisition of LIN Television Corporation, net of
   cash acquired.........................................            --               --       (1,724,281)              --
Local marketing agreement expenditures ..................        (3,625)            (640)            (775)              --
                                                            -----------      -----------      -----------      -----------
Net cash used in investing activities ...................      (174,081)        (197,269)      (1,753,865)          (1,468)
                                                            -----------      -----------      -----------      -----------
Financing activities:
Net payments on exercises of phantom stock units and
   issuance of employee stock purchase plan shares ......          (133)              --             (250)           1,071
Principal payments on long-term debt ....................       (41,389)         (19,098)        (262,323)              --
Proceeds from long-term debt ............................       147,000          153,000          668,929               --
Proceeds from revolver debt .............................           500           18,000
Loan fees incurred on long-term debt ....................            --               --          (51,211)
Proceeds from GECC note .................................            --               --          815,500               --
Proceeds for sale of common stock .......................            --               --          558,123               --
Proceeds from capital contribution ......................            --               --            1,000               --
                                                            -----------      -----------      -----------      -----------
Net cash provided by financing activities ...............       105,978          151,902        1,729,768            1,071
                                                            -----------      -----------      -----------      -----------
Net (decrease) increase in cash and cash equivalents ....        (9,867)         (23,650)          41,349            8,019
Cash and cash equivalents at the beginning of the period         17,699           41,349               --            8,046
                                                            -----------      -----------      -----------      -----------
Cash and cash equivalents at the end of the period ......   $     7,832      $    17,699      $    41,349      $    16,065
                                                            ===========      ===========      ===========      ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


NOTE 1 - BACKGROUND:

         LIN Holdings Corp. ("LIN Holdings"), together with its subsidiaries, including LIN Television Corporation ("LIN Television"), the predecessor business prior to March 3, 1998, (together, the "Company") was formed on July 18, 1997. On March 3, 1998, LIN Holdings acquired LIN Television Corporation.

         The Company is a television station group operator in the United States and Puerto Rico that owns ten television stations, nine of which are network-affiliated television stations. Additionally, the Company has local marketing agreements ("LMAs") under which it programs five other stations in the markets in which it operates.

         The Company owns and operates four CBS affiliates, four NBC affiliates, one ABC affiliate and one independent station in San Juan, Puerto Rico. The Company also programs four additional network-affiliated television stations and one independent television station pursuant to LMAs. Additionally, the Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The Company is also the owner and operator of 28 low-power television stations.

         All of the Company's consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Subordinated Notes and Senior Credit Facilities (see Note 8) on a joint and several basis.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below:


Principles of Consolidation:

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. The Company conducts its business through its subsidiaries and has no operations or significant assets other than its investment in its subsidiaries. Accordingly, no separate or additional financial information about the subsidiaries is provided.


Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The Company's actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables and valuing intangible assets and net assets of business acquired.


Cash and Cash Equivalents:

         Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. The Company's excess cash is invested primarily in short-term U.S. Government securities.


Property and Equipment:

         Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally 20 to 30 years for buildings and fixtures, and 3 to 15

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


years for broadcast and other equipment. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net income or loss. Expenditures for maintenance and repairs are expensed as incurred.


Equity Investments:

         The Company's equity investments are accounted for on the equity method, as the Company does not have a controlling interest. Accordingly, the Company's share of the net loss or income of its equity investments is included in consolidated net income (loss).


Revenue Recognition:

         Broadcast revenue is recognized during the period in which advertising is aired. Barter revenue is accounted for at the fair value of the assets or services received or the advertising time surrendered, whichever is more clearly evident. Revenue from barter agreements is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the services are used. The Company recognized barter revenue in the amount of $9.3 million and $12.4 million in the years ended December 31, 2000 and 1999, respectively, $1.9 million for the period from January 1, 1998 to March 2, 1998, and $5.6 million for the period from March 3, 1998 to December 31, 1998. The Company incurred barter expense in the amount of $9.0 million and $12.2 million in the years ended December 31, 2000 and 1999, respectively, $1.9 million for the period from January 1, 1998 to March 2, 1998, and $5.6 million for the period from March 3, 1998 to December 31, 1998.


Advertising Expense:

         The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $4.9 million and $4.2 million in the years ended December 31, 2000 and 1999, respectively, $1.7 million for the period from January 1, 1998 to March 2, 1998, and $3.1 million for the period from March 3, 1998 to December 31, 1998.


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

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements

Accounting For Stock-Based Compensation:

         The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the underlying common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only (see Note 9).


Income Taxes:

         Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.


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


Fair Value of Financial Instruments:

         Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and debt are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2000 and 1999, unless otherwise disclosed. Fair values are based on quoted market prices and assumption concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.


Reclassification:

         Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.


Recently Issued Accounting Pronouncements:

         In September 2000, the FASB issued SFAS No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the application of SFAS 140 to have a material impact on its financial position or results of operations.

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements

NOTE 3- BUSINESS COMBINATIONS AND DISPOSITIONS:

         WAND-TV EXCHANGE. On April 1, 2000, the Company exchanged, with Blade Communications Inc. ("Blade"), a 66.7% interest in certain assets of its television station WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. The exchange was accounted for as a business combination under the purchase method of accounting and, accordingly, the acquired assets and liabilities of WLFI-TV, Inc. have been recorded at fair value. The excess of the fair value of the acquired assets and liabilities of $23.7 million over the book value of the interest in the assets of WAND-TV of $26.4 million has been recorded as a non-operating loss. In connection with the exchange, the Company has indemnified the seller for certain contingencies.

         The result of operations associated with the acquired assets and liabilities of WLFI-TV, Inc. have been included in the accompanying consolidated financial statements from the date of acquisition. The acquisition is summarized as follows (in thousands):

Assets acquired and liabilities assumed
Working capital deficit ...........................................    $    (75)
Property and equipment ............................................       4,406
FCC license and network affiliation ...............................      19,338
Other noncurrent assets, net ......................................          76
                                                                       --------
Total acquisition .................................................    $ 23,745
                                                                       ========


         Immediately after the WAND-TV exchange the Company and Blade contributed their respective interests in the WAND-TV assets to a new partnership, with the Company receiving a 33.3% interest in the new partnership. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. In addition, the Company has entered into a management services agreement with WAND-TV to provide certain management, engineering, and related services for a fixed fee.

         WWLP-TV. On November 10, 2000, the Company acquired the broadcast license and operating assets of WWLP-TV, an NBC affiliate in Springfield, MA. The total purchase price for the acquisition was approximately $128.0 million, including direct costs of the acquisition. The acquisition was funded by borrowings under the Company's term loan facility.

         The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The transaction is summarized as follows (in thousands):

Assets acquired and liabilities assumed
Working capital ...................................................     $  4,664
Property and equipment ............................................        9,600
FCC license and network affiliation ...............................      113,736
                                                                        --------
Total acquisition .................................................     $128,000
                                                                        ========


         Although the Company did not own or control the assets or FCC license of WWLP-TV prior to November 10, 2000, pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," WWLP Holdings, Inc., the parent of WWLP-TV, satisfied the definition of a special purpose entity, as a result of a $75 million guarantee of WLPP Holdings, Inc. debt by the Company and other factors, and the Company was deemed to be the sponsor of WWLP Holdings, Inc.

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


Accordingly, the financial results of operations of WWLP Holdings, Inc. have been consolidated with those of the Company since March 31, 2000, when WWLP Holdings, Inc. acquired WWLP-TV from Benedek Broadcasting Corporation.

         UNAUDITED PRO FORMA RESULTS OF ACQUISITIONS. The following summarizes unaudited pro forma consolidated results of operations as if the acquisition of LIN Television, the formation of the NBC joint venture, the acquisitions of WOOD-TV, its LMA for WOTV, and WAPA-TV in prior periods had taken place as of January 1, 1998, and the acquisitions of WLFI-TV and WWLP-TV in 2000 had taken place as of January 1, 1999 (in thousands):

                                       2000             1999             1998
                                    ---------        ---------        ---------
Net revenues ................       $ 300,463        $ 287,809        $ 283,507
Operating income ............          59,625           47,495           37,183
Net loss ....................         (34,239)         (37,396)         (38,326)


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


NOTE 4 - RELATED PARTY TRANSACTIONS:

         MONITORING AND OVERSIGHT AGREEMENT. The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company's ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable, on a prospective basis, on January 1 of each calendar year to an amount equal to 1% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of the Company for the then current fiscal year. Upon the acquisition by the Company of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of the Company. In no event shall the annual fee be less than $1.0 million. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The annual fee was $1.3 million, $1.1 million, and $0.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         FINANCIAL ADVISORY AGREEMENT. The Company is also party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners receives a fee equal to 1.5% of the total value of certain transactions in which the Company is involved. Transactions subject to this agreement include a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction. This fee for the year ended December 31, 2000 was $1.8 million, relating to the acquisition of WWLP-TV, and was included in the total cost of that acquisition. This fee for the year ended December 31, 1999 was approximately $3.0 million. There were no fees in 1998.


NOTE 5 - EQUITY INVESTMENTS:

         The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company's basis in these ventures at December 31 (in thousands):

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


                                                        2000              1999
                                                      --------          --------
NBC joint venture ..........................          $ 65,886          $ 65,771
WAND (TV) Partnership ......................            13,784                --
Banks Broadcasting, Inc. ...................            12,128                --
                                                      --------          --------
                                                        91,798            65,771
Southwest Sports Group .....................            53,000            50,000
                                                      --------          --------
                                                      $144,798          $115,771
                                                      ========          ========


         SOUTHWEST SPORTS GROUP HOLDINGS LLC: The Company owns 500,000 units of Southwest Sports Group Holdings LLC ("SSG") Series A Preferred Units ("Preferred Units"), par value of $100 per unit. The Preferred Units are entitled to receive non-liquidating distributions prior to any junior ranked units of SSG in an amount equal to $100 per Preferred Unit, minus the amount of previously made distributions, plus an amount of interest thereon at a rate of 6% per annum compounded annually. The Company carries its investment in the Preferred Units at cost and has recorded $6.0 million of interest on the Preferred Units through December 31, 2000. As of December 31, 2000, no distributions have been made with respect to the Preferred Units.

         SSG has the option at any time to redeem in whole or in part the outstanding Preferred Units for an amount equal to par plus imputed interest at the rate of 6% from January 1, 1999 to the redemption date. The Company has the right to convert its Preferred Units into Class A Units at the earlier of (a) the date of consumption of an underwritten initial public offering of the Class A Units, (b) a change of control, or (c) the date that is three years following the date of the first issuance of the Preferred Units.

         NBC JOINT VENTURE: The Company owns a 20.38% interest in joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the joint venture (in thousands):


                                                                Period from
                                                                 inception
                                    Year ended December 31     (March 3, 1998)
                                 ---------------------------   to December 31,
                                     2000            1999           1998
                                 (unaudited)     (unaudited)     (unaudited)
                                 -----------     -----------   ---------------
Net revenues ................     $ 171,349       $ 142,578        $ 119,849
Operating income ............        78,823          40,830           28,438
Net income (loss) ...........         4,562         (24,144)         (26,044)


                                                 December 31,       December 31,
                                                     2000               1999
                                                 (unaudited)        (unaudited)
                                                 ------------       ------------

Current assets .............................       $ 32,716          $    159
Non-current assets .........................        241,408           249,692
Current liabilities ........................          1,087               725
Non-current liabilities ....................        815,500           815,500


         WAND (TV) PARTNERSHIP: The following presents the summarized financial information of the WAND (TV) Partnership as of December 31, 2000 and from April 1, 2000 (date of inception) to December 31, 2000 (in thousands):

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


                                                         Period from inception
                                                       (April 1) to December 31,
                                                                  2000
                                                              (unaudited)
                                                       -------------------------
Net revenues ........................................           $6,363
Operating income ....................................            1,294
Net income ..........................................            1,294


                                                           December 31, 2000
                                                              (unaudited)
                                                       -------------------------
Current assets ......................................           $ 2,825
Non-current assets ..................................            35,143
Current liabilities .................................               858


         BANKS BROADCASTING, INC.: On August 15, 2000, the Company, 21st Century Group LLC, an entity in which Hicks Muse, the Company's ultimate parent, has a substantial economic interest, and BancAmerica Capital Investors SBIC I, L.P. acquired non-voting Series A Convertible Preferred Stock in Banks Broadcasting, Inc. Banks Broadcasting, Inc. is a broadcast station operator that owns and operates KWCV-TV, a WB affiliate, in Wichita, Kansas and has a local marketing agreement for KNIN-TV, a UPN affiliate serving the Boise, Idaho area.

         The Company's preferred stock gives it a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide certain management, engineering, and related services for a fixed fee. Included in this is a cash management arrangement and at December 31, 2000 the amount due to the Company from Banks Broadcasting, Inc. under this arrangement was approximately $1.2 million.

         The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

                                                           Period from inception
                                                               (August 15) to
                                                             December 31, 2000
                                                                (unaudited)
                                                           ---------------------
Net revenues ...........................................         $ 1,990
Operating loss .........................................            (998)
Net loss ...............................................            (632)


                                                             December 31, 2000
                                                                (unaudited)
                                                           ---------------------
Current assets ............................................      $ 7,708
Non-current assets ........................................       21,805
Current liabilities .......................................        2,530
Non-current liabilities ...................................          850
Redeemable preferred stock ................................       26,765


NOTE 6 - PROPERTY AND EQUIPMENT:


         Property and equipment consisted of the following at December 31 (in thousands):

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


                                                        2000             1999
                                                     ---------        ---------
Land and improvements ........................       $  10,971        $  10,555
Buildings and fixtures .......................          66,666           47,039
Broadcasting equipment and other .............         135,930          117,224
                                                     ---------        ---------
                                                       213,567          174,818
Less: accumulated depreciation ...............         (48,829)         (29,936)
                                                     ---------        ---------
                                                     $ 164,738        $ 144,882
                                                     =========        =========


         The Company recorded amortization and depreciation expense in the amount of $21.3 million and $19.2 million in the years ended December 31, 2000 and 1999, respectively, $2.3 million for the period from January 1, 1998 to March 2, 1998, and $14.5 million for the period from March 3, 1998 to December 31, 1998.


NOTE 7 - INTANGIBLE ASSETS:

         Intangible assets consisted of the following at December 31 (in thousands):

                                                       2000             1999
                                                   -----------      -----------
FCC licenses and network affiliations ........     $ 1,055,653      $   943,270
Goodwill .....................................         652,508          670,397
LMA purchase options .........................           1,125              750
                                                   -----------      -----------
                                                     1,709,286        1,614,417
Less: accumulated amortization ...............        (108,404)         (68,025)
                                                   -----------      -----------
                                                   $ 1,600,882      $ 1,546,392
                                                   ===========      ===========


NOTE 8 - LONG-TERM DEBT:

         Long-term debt consisted of the following at December 31 (in thousands):

                                                          2000           1999
                                                       ---------      ---------

Senior Credit Facilities .........................     $ 425,690      $ 319,579
$300,000, 8 3/8% Senior Subordinated Notes
   due 2008 (net of discount of $558) ............       299,442        299,387
$325,000, 10% Senior Discount Notes
   due 2008 (net of discount of $61,875) .........       263,125        238,660
                                                       ---------      ---------
Total debt .......................................       988,257        857,626
Less: current portion ............................       (19,572)       (15,805)
                                                       ---------      ---------
Total long-term debt .............................     $ 968,685      $ 841,821
                                                       =========      =========


SENIOR CREDIT FACILITIES:

         On March 3, 1998, the Company entered into a Credit Agreement with the Chase Manhattan Bank, as administrative agent (the "Agent"), and the lenders named therein. Under the Credit Agreement, the Company established a $295 million term loan facility, a $50 million revolving facility, and a $225 million incremental term loan facility (collectively, the "Senior Credit Facilities").

         Borrowings under the Senior Credit Facilities bear interest at a rate based, at the option of the Company, on an adjusted LIBOR rate ("Adjusted LIBOR"), or the highest of the Agent's prime rates, certificate of deposits rate plus 1.00%, or the Federal Funds effective rate plus 1/2 of 1.00% plus an incremental rate based on the Company's financial performance. As of December 31, 2000, the interest rates ranged from 8.00% to 9.04%, based on the Adjusted LIBOR. As of December 31, 1999, the interest

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


rates ranged from 7.00% to 8.35%, based on the Adjusted LIBOR. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.50%, based upon the Company's leverage ratio for that particular quarter on the unused portion of the loan commitment, in addition to annual agency and other administration fees.

         The revolving credit facility (up to $50 million) is available until maturity on March 31, 2005. The Tranche A Term Loan (approximately $111 million) amortizes in increasing quarterly installments until maturity on March 31, 2005. The Tranche B Term Loans (approximately $113 million) amortize in quarterly installments beginning March 31, 2005 until the final maturity of March 31, 2007. The Incremental Term Loans (approximately $187 million) amortize 1% annually until final maturity on September 30, 2007.

         The obligations of the Company under the Senior Credit Facilities are unconditionally and irrevocably guaranteed, jointly and severally, by LIN Holdings and by each existing and subsequently acquired or organized subsidiary of the Company. In addition, substantially all of the assets of the Company and its subsidiaries are pledged as collateral against the performance of these obligations. The Senior Credit Facilities are subject to compliance with certain financial covenants, such as consolidated leverage and interest coverage, and other conditions set forth in the Credit Agreement.

SENIOR SUBORDINATED NOTES:

         On March 3, 1998, LIN Television issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 in a private placement for net proceeds of $290.3 million. Such Senior Subordinated Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are unsecured obligations of LIN Television without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly owned subsidiaries of LIN Television. Interest on the Senior Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, commencing on September 1, 1998. The Company is subject to compliance with certain financial covenants and other conditions set forth in the Registration Statement.


SENIOR DISCOUNT NOTES:

         On March 3, 1998, the Company issued $325 million aggregate principal amount at maturity of 10% Senior Discount Notes due 2008 in a private placement. Such Senior Discount Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Discount Notes were issued at a discount and generated net proceeds of $192.6 million. The Senior Discount Notes are unsecured senior obligations and are not guaranteed. Cash interest will not accrue or be payable on the Senior Discount Notes prior to March 1, 2003. Thereafter, cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing on September 1, 2003. The Company is subject to compliance with certain financial covenants and other conditions set forth in the Registration Statement.

         A mandatory principal redemption amount (expected to be $125 million) of the Senior Discount Notes will become due and payable in a lump sum on March 1, 2003.

         The fair values of the Company's long-term debt are estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


         The carrying amounts and fair values of long-term debt were as follows at December 31 (in thousands):

                                                      2000                1999
                                                    --------            --------
Carrying amount ........................            $988,257            $857,626
Fair value .............................             932,565             824,142


         See Note 16 - Subsequent Events for Bank Covenants.


NOTE 9 - STOCKHOLDERS' EQUITY:

         Stock Option Plans: The Company participates in the Ranger Equity Holdings Corporation 1998 Stock Option Plan (the "1998 Option Plan"). Pursuant to the 1998 Option Plan, nonqualified options in Ranger common stock have been granted to certain directors, officers and key employees of the Company. Prior to March 2, 1998, nonqualified options in the stock of LIN Television were granted to certain directors, officers and key employees of the Predecessor pursuant to the LIN Television 1994 Adjustment Stock Incentive Plan, the LIN Television Amended and Restated 1994 Stock Incentive Plan and the LIN Television 1994 Nonemployee Director Stock Incentive Plan (collectively, the "Predecessor Stock Option Plans"), each of which was terminated, and all options granted under each cancelled, effective March 2, 1998. The Company also participates in the Ranger Equity Holding 1998 Phantom Stock Plan ("Phantom Stock Units Plan"), pursuant to which phantom units, or stock appreciation rights, with a $0 exercise price, have been granted to officers and key employees.

         Options granted under the 1998 Option Plan and the Predecessor Stock Option Plans have exercise prices equal to the fair market value of the underlying common stock at the date of grant. The Board of Directors, in assessing the fair market value of common stock, considered factors relevant at the time, including recent third-party transactions, composition of the management team, recent hiring results, financial condition and operating results and the lack of a public market for the Company's common stock.

         Options granted pursuant to the 1998 Option Plan generally have straight-line vesting terms over four or five years and expire ten years from the date of grant. At December 31, 2000, there were 1,389,000 shares available for future grant under the 1998 Option Plan. Phantom Units granted pursuant to the Phantom Stock Units Plan expire ten years from the date of grant, are non-forfeitable, and are exercisable at a date selected by the employee within the 10-year term.

         Pro Forma information regarding net loss as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998, 1999 and 2000: a risk free interest rate of 5.18%, 5.96% and 5.92%, respectively, and a weighted-average expected life of the options of seven years. No expected dividend yield was included in the option-pricing model. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock option grants, net loss would have been changed to the pro forma amounts indicated below (in thousands):

                                                                              Predecessor
                                                              Period from     Period from
                                       Year ended              March 3-       January 1-
                                       December 31,           December 31,      March 2,
                                  2000            1999            1998            1998
                              ----------------------------    ------------    ------------
Pro forma net loss .........    $(36,658)       $(36,225)       $(28,956)       $ (2,744)

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements

         The following table provides additional information regarding the Predecessor Stock Option Plans, the 1998 Option Plan and the Phantom Stock Units Plan (shares in thousands):

                                 PREDECESSOR
                                STOCK OPTION
                                   PLANS                                    1998 OPTION PLAN
                       -------------------------     -------------------------------------------------------------------
                                                                                        Year ended December 31,
                          Period from January 1       Period from March 3 to  ------------------------------------------
                           to  March 2 1998             December 31, 1998           1999                    2000
                       --------------------------    -----------------------  -----------------   ----------------------
                                          Weighted-               Weighted-            Weighted-                Weighted-
                                           Average                 Average              Average                  Average
                                          Exercise                Exercise             Exercise                 Exercise
                            Shares         Price       Shares      Price      Shares    Price     Shares         Price
                            ------      ------------   -------    ----------  ------   ---------  -------      ----------
Outstanding at
  beginning of period       2,372       $   26.75           --                 33,614   $  0.88    34,362       $   0.88
Granted                        --                       35,101       $ 0.85     2,047      1.00     5,474           1.19
Exercised                      --                       (1,000)        1.00        --                 (30)          0.68
Forfeited                      --                         (487)        0.83    (1,299)     1.00    (1,527)          1.00

Acquisition of LIN
  Television               (2,372)          26.75           --                     --                  --
                           ------                       ------                 ------              ------
Outstanding at end
  of period                    --                       33,614         0.88    34,362      0.88    38,279           0.92
                           ======                       ======                 ======              ======

Options exercisable at                                   5,098                 10,932              17,100
  period-end
Weighted-average fair
  value of options granted
  during the period                                    $  0.36              $    0.33             $  0.40


                                               PHANTOM STOCK UNITS PLAN
                          ------------------------------------------------------------------------
                            Period from March 3                     Year ended December 31,
                            to December 31, 1998           ---------------------------------------
                          -----------------------                 1999                   2000
                                                           ------------------    -----------------
                                  Shares                         Shares               Shares
                                ----------                      ---------             -------
Outstanding at                       --                          14,074                14,074
  beginning of period
Granted                           14,324                             --                    --
Exercised                           (250)                            --                  (133)
                                  ------                         ------                ------
Outstanding at end
  of period                       14,074                         14,074                13,941
                                  ======                         ======                ======

The following table summarizes information about the 1998 Option Plan at December 31, 2000 (shares in thousands):

                          Options Outstanding                                              Options Exercisable
-------------------------------------------------------------------------            -------------------------------
                                                               Weighted-                                  Weighted-
                                          Weighted-Average      Average                                    Average
Range of Exercise          Number            Remaining         Exercise                   Number          Exercise
    Prices              Outstanding       Contractual Life       Price                 Exercisable         Price
-----------------       ------------      ----------------    -----------            ---------------     -----------
$0.50 to $0.99              11,270           7.2     years      $ 0.55                    8,168            $ 0.54
$1.00 to $1.25              27,009           8.1                  1.07                    8,932              1.00


NOTE 10 - INCOME TAXES:

        The Company has been included in the consolidated federal income tax return filed by Ranger. Pursuant to the tax-sharing agreement between the Company and Ranger, tax liabilities and benefits were determined as if Ranger and the Company were each separate and independent entities. As of December 31, 2000, no amounts were due to or receivable from the Company under the tax sharing agreement.

                                     LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


          Provision for (benefit from) income taxes included in the accompanying consolidated statements of operations consisted of the following (in thousands):


                         Year Ended            Period from   Predecessor Period
                         December 31,            March 3 -    from January 1-
                   ---------------------       December 31,      March 2,
                     2000          1999            1998            1998
                   -------       -------       ------------  ------------------
Current:
  Federal          $  --         $  --           $  --            $ 1,740
  State              1,102           340           1,140               63
  Foreign              315
                   -------       -------         -------          -------
                     1,417           340           1,140            1,803
                   -------       -------         -------          -------

Deferred:
  Federal           (1,788)       (3,550)         (4,197)           1,815
  State               (133)         (825)           (595)              92
  Foreign            2,085           996            --               --
                   -------       -------         -------          -------
                       164        (3,379)         (4,792)           1,907
                   -------       -------         -------          -------
                   $ 1,581       $(3,039)        $(3,652)         $ 3,710
                   =======       =======         =======          =======


The components of the income (loss) before income taxes were as follows (in thousands):


                                    Year Ended             Period from   Predecessor Period
                                    December 31,             March 3 -    from January 1-
                              ----------------------       December 31,      March 2,
                                2000          1999             1998            1998
                              --------      --------       ------------  ------------------
United States of America      $(40,839)     $(40,784)        $(30,911)        $  966
Foreign                          8,226         3,719               --            --
                              --------      --------         --------          -----
Income (loss) before
income taxes                  $(32,613)     $(37,065)        $(30,911)        $  966
                              ========      ========         ========         ======

The following table reconciles the amount that would be provided (benefited) by applying the 35% federal statutory rate to income (loss) before income taxes to the actual provision for (benefit from) income taxes (in thousands):


                                                              Year Ended            Period from        Predecessor Period
                                                              December 31,            March 3 -         from January 1-
                                                         ---------------------       December 31,           March 2,
                                                           2000          1999            1998                 1998
                                                         -------       -------       ------------      ------------------
Provision (benefit) assuming federal statutory rate      $(11,415)      $(12,973)      $(10,693)          $    338
State taxes, net of federal tax benefit                       630           (315)           354                 41
Amortization                                                9,948          9,379          5,431                180
Foreign taxes                                               2,290            996            --                  --
Merger expenses                                               --             --             --               3,017
Other                                                         128           (126)         1,256                134
                                                         --------       --------       --------           --------
                                                         $  1,581       $ (3,039)      $ (3,652)          $  3,710
                                                         ========       ========       ========           ========

The components of the deferred tax liability are as follows at December 31 (in thousands):

                                           2000            1999
                                        ---------       ---------
Deferred tax liabilities:
  Intangible assets                     $ 506,071       $ 506,376
  Property and equipment                   22,642          21,834
  Investments                              12,258          11,208
                                        ---------       ---------
                                          540,971         539,418
                                        ---------       ---------
Deferred tax assets:
  Net operating loss carryforwards        (20,701)        (16,647)
  Valuation allowance                       5,576           7,661
  Other                                    (4,352)         (6,109)
                                        ---------       ---------
                                          (19,477)        (15,095)
                                        ---------       ---------
Net deferred tax liabilities            $ 521,494       $ 524,323
                                        =========       =========

                                     LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


        The valuation allowance relates to certain acquired net operating loss carryovers in Puerto Rico. At December 31, 1999, the Company had determined that it was more likely than not that these deferred tax assets would not be realized. During the year ended December 31, 2000, the Company reduced the valuation allowance by approximately $2.1 million to reflect the usage of a portion of these losses. The Company, under the applicable accounting standards, has concluded that it is more likely than not that the remaining losses will not be realized and, therefore, has retained a valuation allowance of $5.6 million as of December 31, 2000. All reductions to the valuation allowance are recorded as a decrease to acquisition related intangible assets, rather than a tax provision benefit, as the net operating loss carryovers were fully reserved at the time of the related business combination. The Company reevaluates positive and negative evidence relating to the need for a valuation allowance periodically.

        At December 31, 2000, the Company had a federal net operating loss carryforward of approximately $43.2 million that begins to expire in 2019. The net operating loss carryforward in Puerto Rico of approximately $19.6 million will expire between 2001 and 2005.

NOTE 11 - RETIREMENT PLANS:

        401(k) Plan. The Company provides a defined contribution plan ("401(k) Plan") to substantially all employees. The Company makes contributions to employee groups that are not covered by another retirement plan sponsored by the Company. Contributions made by the Company vest based on the employee's years of service. Vesting begins after six months of service in 20% annual increments until the employee is 100% vested after five years. The Company matches 50% of the employee's contribution up to 6% of the employee's total annual compensation. The Company contributed $1.1 million and $891,000 to the 401(k) Plan in the years ended December 31, 2000 and 1999, respectively. For the period from inception (March 2, 1998) to December 31, 1998, the Company contributed $469,000 and for the period from January 1, 1998 to March 2, 1998, the Company contributed $98,000.

        Retirement Plan. The Company is the sponsor of the LIN Television Corporation Retirement Plan (the "Retirement Plan"). The Retirement Plan is a noncontributory defined benefit retirement plan that covers employees of the Company who meet certain requirements, including length of service and age. Pension benefits vest on completion of five years of service and are computed, subject to certain adjustments, by multiplying 1.25% of the employee's last three years' average annual compensation by the number of years of credited service. The assets of the pension plan are invested primarily in long-term fixed income securities, large and small cap U.S. equities, and international equities. The Company's policy is to fund at least the minimum requirement and is further based on legal requirements and tax considerations. No funding was required for the Retirement Plan during 2000, 1999 and 1998.

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

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements

                                 RETIREMENT PLAN
                   (Amounts in thousands, except percentages)

                                                                                                      Predecessor
                                                                Year Ended             Period from    Period from
                                                                 December 31,            March 3 -    January 1 -
                                                           -----------------------     December 31,     March 2,
                                                             2000           1999           1998           1998
                                                           --------       --------     ------------   -----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of period                    $ 53,425       $ 60,048       $ 53,252       $ 52,440

  Service cost                                                  763            955            615            176
  Interest cost                                               3,971          3,942          3,044            600
  Plan amendments                                              (246)          --             --             --
  Actuarial loss (gain)                                        --          (10,052)         5,298            296
  Curtailments                                                 --             --             (682)          --
  Benefits paid                                              (1,899)        (1,468)        (1,479)          (260)
                                                           --------       --------       --------       --------
Benefit obligation, end of period                          $ 56,014       $ 53,425       $ 60,048       $ 53,252
                                                           ========       ========       ========       ========

CHANGE IN PLAN ASSETS
  Fair value of plan assets, beginning of period           $ 69,279       $ 63,965       $ 61,686       $ 58,015
  Actual return on plan assets                                 (556)         6,782          3,758          3,931
  Benefits paid                                              (1,899)        (1,468)        (1,479)          (260)
                                                           --------       --------       --------       --------
  Fair value of plan assets, end of period                 $ 66,824       $ 69,279       $ 63,965       $ 61,686
                                                           ========       ========       ========       ========

Funded status of the plan                                  $ 10,810       $ 15,854       $  3,917       $  8,434
Unrecognized actuarial gain                                 (13,104)       (19,363)        (7,039)       (11,898)
Unrecognized prior service (credit) cost                       (216)             9            228            988
Unrecognized net transition asset                              (313)          (627)          (940)        (1,201)
                                                           --------       --------       --------       --------
Total amount recognized and accrued benefit liability      $ (2,823)      $ (4,127)      $ (3,834)      $ (3,677)
                                                           ========       ========       ========       ========

ASSUMPTIONS AS OF PERIOD END
  Discount rate                                                7.50%         7.50%          6.50%          7.00%
  Expected return on plan assets                               8.25%         8.25%          8.25%          8.00%
  Rate of compensation increase                                5.00%         5.00%          5.00%          5.00%
  Health care cost trend rate                                    n/a           n/a            n/a            n/a
NET PERIODIC COST
  Service cost                                             $     763      $    955       $    615       $    176
  Interest cost                                                3,971         3,942          3,044            600
  Expected return on assets                                  (5,087)       (4,510)         (3,319)          (650)
  Prior service cost amortization                               (22)           219            503            136
  Actuarial gain recognized                                    (616)             -              -             -
  Transition amount recognized                                 (313)         (313)           (261)           (52)
  Curtailment gain                                                 -             -           (426)             -
                                                           --------       --------       --------       --------
  Net periodic (credit) cost                               $ (1,304)      $    293       $    156       $    210
                                                           ========       ========       ========       ========

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements

                     SUPPLEMENTAL BENEFITS RETIREMENT PLAN
                   (Amounts in thousands, except percentages)

                                                                                                     Predecessor
                                                                 Year Ended           Period from    Period from
                                                                December 31,            March 3 -    January 1 -
                                                           ----------------------     December 31,    March 2,
                                                             2000           1999           1998         1998
                                                           --------       -------     ------------   -----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of period                    $ 1,688        $ 1,891        $ 1,987        $ 1,801

  Service cost                                                 169            180            118             34
  Interest cost                                                137            127             93             22
  Plan amendments                                              (25)          --             --             --
  Actuarial loss (gain)                                       --             (510)           204            130
  Curtailments                                                --             --             (511)          --
                                                           -------        -------        -------        -------
Benefit obligation, end of period                          $ 1,969        $ 1,688        $ 1,891        $ 1,987
                                                           =======        =======        =======        =======

Funded status of the plan                                  $(1,969)       $(1,688)       $(1,891)       $(1,987)
Unrecognized actuarial (gain) loss                             (58)           (58)           468            785
Unrecognized prior service (credit) cost                       (14)             6              8             12
Unrecognized net transition asset                              (16)           (33)           (49)           (62)
                                                           -------        -------        -------        -------
Total amount recognized and accrued benefit liability      $(2,057)       $(1,773)       $(1,464)       $(1,252)
                                                           =======        =======        =======        =======
ASSUMPTIONS AS OF PERIOD END
  Discount rate                                               7.50%          7.50%          6.50%          7.00%
  Expected return on plan assets                              8.25%          8.25%          8.25%          8.00%
  Rate of compensation increase                               5.00%          5.00%          5.00%          5.00%
  Health care cost trend rate                                  n/a            n/a            n/a            n/a

NET PERIODIC COST
  Service cost                                             $   169        $   180        $   118        $    34
  Interest cost                                                137            127             93             22
  Prior service (credit) cost amortization                      (5)             2              2           --

  Actuarial Loss Recognized                                   --               16             10             10
  Transition amount recognized                                 (16)           (16)           (14)            (3)
  Curtailment gain                                            --             --                3           --
                                                           -------        -------        -------        -------
  Net periodic cost                                        $   285        $   309        $   212        $    63
                                                           =======        =======        =======        =======



NOTE 12 - COMMITMENTS & CONTINGENCIES:

Commitments:

        The Company leases land, buildings, vehicles and equipment under noncancelable operating lease agreements that expire at various dates through 2011. Commitments for noncancelable operating lease payments at December 31, 2000 are as follows (in thousands):

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements


      Year
      ----
      2001                    $1,566
      2002                     1,387
      2003                       757
      2004                       286
      2005                       120
      Thereafter                 148
                              ------
                              $4,264
                              ======


        Rent expense included in the consolidated statements of operations was $1.3 million and $1.4 million for the years ended December 31, 2000 and 1999, respectively, $100,000 for the period from January 1, 1998 to March 2, 1998, and $1.1 million for the period from March 3, 1998 to December 31, 1998.

        The Company has also entered into commitments for future syndicated news, entertainment, and sports programming. Future payments associated with these commitments at December 31, 2000 are as follows (in thousands):


        Year                               Recorded      Contracts
        ----                               --------      ---------
        2001                               $13,491       $ 3,369
        2002                                 2,591        11,215
        2003                                 1,129         8,614
        2004                                   248         8,098
        2005                                    16         2,235
                                           -------       -------
                                           $17,475       $33,531
                                           =======       =======


Contingencies:

        CHANGES IN FCC OWNERSHIP RULES. Effective November 16, 2000, the Federal Communications Commission (the "FCC") significantly revised certain of its broadcast ownership regulations. Among the FCC actions were: 1) relaxing the current "duopoly" rule to permit substantially more frequent waivers of the rule and permitting ownership of two television stations in a local market under certain circumstances; 2) determining that television LMAs were equivalent to ownership for purposes of the local ownership rules and thus permissible only where ownership was permissible; 3) grandfathering television LMAs entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking, to be initiated no sooner than 2004, examining whether it would be in the public interest to permit such combinations to continue; 4) permitting the free transferability of grandfathered LMAs during the grandfather period but limiting the transferability of television duopolies where one entity owns both stations; and 5) modifying the FCC's radio-television cross-ownership rules to permit the possession of "attributable" ownership interests in a maximum of two television stations and six radio stations in larger markets and two television and four radio stations in smaller markets.

        Under the new rules, management believes that: 1) the four LMAs the Company has entered into in the Grand Rapids, New Haven, Austin and Norfolk markets are grandfathered; and 2) these four combinations are probably eligible for waivers of the duopoly rule and the Company will likely be able to

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements

convert those LMAs to ownership interests through the exercise of option rights with respect to each of those stations prior to the expiration of the grandfather period.

         LITIGATION. On September 4, 1997, the Company announced that it had learned of four lawsuits regarding the then proposed acquisition of LIN Television. The Company and all of its then present directors were defendants in all of the lawsuits. AT&T was a defendant in three of the lawsuits, and an AT&T affiliate and Hicks Muse were defendants in one of the lawsuits. Each of the lawsuits was filed by a purported shareholder of the Company seeking to represent a putative class of all the Company's public stockholders. Three of these lawsuits have been dismissed and the Company believes the remaining lawsuit is unlikely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

        The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2000 is likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 13 - LOCAL MARKETING AGREEMENTS:

        The Company has entered into option and put agreements that would enable or require the Company to purchase its LMAs for a fixed amount under certain conditions. Given the recent changes in FCC ownership rules, the Company, at the option of the parties involved in the LMA contracts, could be required to purchase certain of the LMA stations. Potential commitments for fulfilling the put options totaled a maximum of $34.9 million, subject to adjustments for monthly rental payments and outstanding loans, at December 31, 2000. In connection with its LMAs, the Company is required to pay fixed periodic fees.

        Future minimum fees required under the LMAs at December 31, 2000 are as follows (in thousands):


        YEAR
        ----
        2001                               $ 3,212
        2002                                 3,114
        2003                                 2,576
        2004                                 2,307
        2005                                 1,536
        Thereafter                           2,748
                                           -------
                                           $15,493
                                           =======


NOTE 14 - UNAUDITED QUARTERLY DATA (in thousands):


                                                          Quarter ended
                              ---------------------------------------------------------------------
                              March 31, 2000   June 30, 2000  September 30, 2000  December 31, 2000
                              --------------   -------------  ------------------  -----------------
Net revenues                    $ 59,274          $ 77,798          $ 72,094          $ 86,540
Operating income                   4,291            17,724            11,204            25,383
Net income (loss)                (22,566)           (6,606)           (7,331)            2,309

                              March 31, 1999   June 30, 1999  September 30, 1999  December 31, 1999
                              --------------   -------------  ------------------  -----------------
Net revenues                    $ 44,610          $ 56,629          $ 52,377          $ 70,830
Operating income (loss)           (1,011)           11,738             6,333            18,930
Net loss                         (15,171)           (6,797)          (10,662)           (1,396)

                               LIN HOLDINGS CORP.
                   Notes to Consolidated Financial Statements

NOTE 15 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands):

                                                                                                                       Predecessor
                                                                                  Year Ended            Period from     Period from
                                                                                 December 31,             March 3 -     January 1 -
                                                                            ------------------------    December 31,     March 2,
                                                                              2000            1999           1998          1998
                                                                            ---------      ---------    ------------    -----------
Cash paid for interest                                                      $  63,082      $  43,732    $    23,059     $   2,895
Cash paid for income taxes                                                      1,011            599          1,075            46
NONCASH INVESTING ACTIVITIES:
  Value of preferred units received on disposal of KXTX-TV                         --         47,000           --            --

CASH INVESTING ACTIVITIES:

  On March 3, 1998 Ranger acquired LIN Television Corporation for approximately $1.7 billion. In conjunction with this acquistion, liabilities were assumed as follows:
    Fair value of assets acquired and intangible assets                          --             --        1,798,652          --
    Cash paid                                                                    --             --       (1,176,359)         --
                                                                            ---------      ---------    -----------     ---------
      Liabilities assumed                                                        --             --          622,293          --
                                                                            =========      =========    ===========     =========
  On June 30, 1999, the Company acquired WOOD-Tvand its LMA WOTV-TV for approximately $142.4 million. In conjunction with this acquistion, liabilities were assumed as follows:
    Fair value of assets acquired and intangible assets                          --          158,146           --            --
    Cash paid                                                                    --         (142,385)          --            --
                                                                            ---------      ---------    -----------     ---------
      Liabilities assumed                                                        --           15,761           --            --
                                                                            =========      =========    ===========     =========
  On October 19, 1999, the Company acquired Pegasus
  Broadcasting of San Juan, LLC for approximately $71.8 million.
  In conjunction with this acquistion, liabilities were assumed as follows:
    Fair value of assets acquired and intangible assets                          --           89,575           --            --
    Cash paid                                                                    --          (71,800)          --            --
                                                                            ---------      ---------    -----------     ---------
      Liabilities assumed                                                        --           17,775           --            --
                                                                            =========      =========    ===========     =========
  On April 1 , 2000, the Company exchanged two-thirds of
  WAND-TV for WLFI-TV, Inc. valued at approximately $23.7
  million. In conjunction with this acquisition,
  liabilities were assumed as follows:
    Fair value of assets acquired and intangible assets                        23,820           --             --            --
    2/3 of WAND-TV                                                            (23,745)          --             --            --
                                                                            ---------      ---------    -----------     ---------
      Liabilities assumed                                                          75           --             --            --
                                                                            =========      =========    ===========     =========
  On November 10, 2000, the Company acquired WWLP-TV for
  approximately $128.0 million. In conjunction with this
  acquisition, liabilities were assumed as follows:
    Fair value of assets acquired and intangible assets                       128,635           --             --            --
    Cash paid                                                                (128,000)          --             --            --
                                                                            ---------      ---------    -----------     ---------
      Liabilities assumed                                                         635           --             --            --
                                                                            =========      =========    ===========     =========

                               LIN HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SUBSEQUENT EVENTS:

        ACQUISITION OF WNLO-TV (WNEQ-TV). On November 7, 2000, the Company agreed to acquire from the Western New York Public Broadcasting Association certain assets of WNEQ-TV, a noncommercial independent broadcast television station located in Buffalo, New York. On January 29, 2001 the Company began operating WNEQ-TV under a LMA agreement and subsequently changed the station's call letters to WNLO-TV. The Company expects to close on the acquisition of WNLO-TV in the second quarter of 2001. The total purchase price is approximately $26.2 million, and will be funded by a combination of operating funds and additional term loans. The Company intends to account for the business combination under the purchase method of accounting.

        ACQUISITION OF WNAC-TV. On January 3, 2001, the Company and STC Broadcasting, Inc., an entity in which Hicks Muse has a substantial economic interest, and its affiliates, Smith Acquisition Company, Smith Acquisition License Company and STC License Company, executed an Asset Purchase Agreement whereby the Company will acquire the FCC license and certain related assets of WNAC-TV, the Fox affiliate serving the Providence-New Bedford DMA, for approximately $2.5 million. After the Company acquires WNAC-TV, the station will be operated by STC Broadcasting, Inc. under an existing LMA agreement dated June 10, 1996. The transaction will be entirely financed through a Loan Agreement with STC Broadcasting, Inc. and the Company. The Company expects to close on the acquisition of WNAC-TV in second quarter of 2001. The Company intends to account for the acquisition under the purchase method of accounting.

        FORM 8-K. On March 26, 2001, the Company filed a current report on Form 8-K with the Securities and Exchange Commission. In this Form 8-K, the Company announced that revenues and broadcast cash flow for 2001 were forecast to decline from the equivalent results in 2000, after adjustment to reflect acquisitions and disposals. The Company also reported that it intended to engage in discussions with its senior lenders to adjust certain covenant levels in order to reflect the weaker business environment.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of LIN Television Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of LIN Television Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, and for the period from March 3, 1998 (date of acquisition) to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
February 8, 2001, except
as to Note 16 which is
as of March 26, 2001.

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


/s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
February 17, 1999

                           LIN TELEVISION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                 December 31,      December 31,
                                                                     2000             1999
                                                                 -----------       -----------
ASSETS
Current assets:
Cash and cash equivalents                                        $     7,832       $    17,699
Accounts receivable, less allowance for doubtful accounts
  (2000 - $1,679; 1999 - $1,918)                                      58,826            55,515
Program rights                                                        13,614            13,601
Other current assets                                                   4,302             6,988
                                                                 -----------       -----------
  Total current assets                                                84,574            93,803
Property and equipment, net                                          164,738           144,882
Deferred financing costs                                              27,142            31,120
Equity investments                                                    91,798            65,771
Investment in Southwest Sports Group, at cost plus accrued            53,000            50,000
interest
Program rights                                                         4,155             4,552
Intangible assets, net                                             1,600,882         1,546,392
Other assets                                                           9,918             5,732
                                                                 -----------       -----------
    Total Assets                                                 $ 2,036,207       $ 1,942,252
                                                                 ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                 $     7,226       $     7,477
Program obligations                                                   13,491            13,336
Accrued income taxes                                                   5,578             4,750
Current portion of long-term                                          19,572            15,805
debt
Accrued interest expense                                              10,809            10,494
Accrued sales volume discount                                          4,728             4,269
Other accrued expenses                                                16,604            23,120
                                                                 -----------       -----------
  Total current liabilities                                           78,008            79,251
Long-term debt, excluding current portion                            705,560           603,161
Deferred income taxes                                                536,619           533,309
LIN Holdings tax sharing obligations                                   8,364              --
Program obligations                                                    3,984             5,819
Other liabilities                                                      7,002             7,050
                                                                 -----------       -----------
    Total liabilities                                              1,339,537         1,228,590
                                                                 -----------       -----------
Commitments and Contingencies (Note 4, Note 12 and Note 13)

Stockholders' equity:
  Preferred stock, $0.01 par value: no shares authorized                --                --
  Common stock, $0.01 par value: 1,000 shares authorized,
    issued and outstanding                                              --                --
  Additional paid-in capital                                         748,523           748,054
  Accumulated deficit                                                (51,853)          (34,392)
                                                                 -----------       -----------
  Total stockholders' equity                                         696,670           713,662
                                                                 -----------       -----------
    Total liabilities and stockholders' equity                   $ 2,036,207       $ 1,942,252
                                                                 ===========       ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                           LIN TELEVISION CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                                                    Predecessor
                                                              Year Ended            Period from     Period from
                                                             December 31,             March 3 -     January 1 -
                                                        ------------------------    December 31,     March 2,
                                                          2000            1999           1998          1998
                                                        ---------      ---------    ------------    -----------
Net revenues                                            $ 295,706      $ 224,446      $ 189,536      $  43,804

Operating costs and expenses:
  Direct operating                                         78,693         57,292         48,812         11,117
  Selling, general and administrative                      64,193         49,123         42,168         11,701
  Corporate                                                 9,270          7,900          7,130          1,170
  KXTX Management Fee                                        --            1,178          8,033           --
  Amortization of program rights                           21,214         15,029         10,712          2,743
  Depreciation and amortization of intangible assets       63,734         57,934         45,199          4,581
                                                        ---------      ---------      ---------      ---------
Total operating costs and expenses                        237,104        188,456        162,054         31,312
                                                        ---------      ---------      ---------      ---------
Operating income                                           58,602         35,990         27,482         12,492

Other (income) expense:
  Interest expense                                         67,126         45,315         35,577          2,764
  Investment income                                        (4,052)        (3,280)        (1,220)           (98)
  Share of (income) loss in equity investments               (365)         5,488          6,037            244
  Loss on WAND-TV exchange                                  2,720           --             --             --
  Loss on disposition of KXTX-TV                             --            2,212           --             --
  Merger expense                                             --             --             --            8,616
  Other, net                                                   44            (54)          --             --
                                                        ---------      ---------      ---------      ---------
Total other expense, net                                   65,473         49,681         40,394         11,526
                                                        ---------      ---------      ---------      ---------
Income (loss) before provision for
  (benefit from) income taxes                              (6,871)       (13,691)       (12,912)           966
Provision for (benefit from) income taxes                  10,590          5,141          2,648          3,710
                                                        ---------      ---------      ---------      ---------
Net income (loss)                                       $ (17,461)     $ (18,832)     $ (15,560)     $  (2,744)
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

                           LIN TELEVISION CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                      Common Stock                      Additional                  Total
                                                   --------------------     Treasury     Paid-in    Accumulated  Stockholders'
                                                    Shares      Amount       Stock       Capital      Deficit      Equity
                                                   -------    ---------    ---------    ---------   -----------  ------------
Balance at December 31, 1997 (Predecessor)          29,857    $     299    $      (3)   $ 283,177    $ (90,908)   $ 192,565

  Net loss (Jan 1-Mar 2)                              --           --           --           --         (2,744)      (2,744)
  Proceeds from exercises of stock options
    and issuance of Employee Stock
    Purchase Plan shares (Jan 1-Mar 2)                  29         --           --          1,071         --          1,071
  Tax benefit from exercises of stock
    options (Jan 1-Mar 2)                             --           --           --         10,714         --         10,714
                                                   -------    ---------    ---------    ---------    ---------    ---------
Balance at March 2, 1998 (Predecessor)              29,886          299           (3)     294,962      (93,652)     201,606
  Net loss                                            --           --           --           --        (15,560)     (15,560)
  Acquisition of LIN Television Corporation
    and contribution of KXAS-TV to NBC
    Joint Venture                                  (29,886)        (299)           3     (294,962)      93,652     (201,606)
  Equity contribution                                    1         --           --        744,977         --        744,977
  Proceeds from capital contributions                 --           --           --          1,000         --          1,000
  Payments on exercises of phantom stock units        --           --           --           (250)        --           (250)
  Tax benefit from exercises of stock options         --           --           --            795         --            795
                                                   -------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1998                             1         --           --        746,522      (15,560)     730,962
  Net loss                                            --           --           --           --        (18,832)     (18,832)
  Tax benefit from exercises of stock options         --           --           --          1,532         --          1,532
                                                   -------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1999                             1         --           --        748,054      (34,392)     713,662
  Net loss                                            --           --           --           --        (17,461)     (17,461)
  Payments on exercises of phantom stock units        --           --           --           (133)        --           (133)
Tax benefit from exercises of stock options           --           --           --            602         --            602
                                                   -------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 2000                             1    $    --      $    --      $ 748,523    $ (51,853)   $ 696,670
                                                   =======    =========    =========    =========    =========    =========


   The accompanying notes are an integral part of the consolidated financial statements.

                           LIN TELEVISION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                                      Predecessor
                                                                             Year Ended               Period from     Period from
                                                                            December 31,               March 3 -      January 1 -
                                                                    ----------------------------      December 31,      March 2,
                                                                        2000            1999             1998              1998
                                                                    -----------      -----------      -----------      -----------
Net loss                                                            $   (17,461)     $   (18,832)     $   (15,560)     $    (2,744)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization (including
    amortization of financing costs and note discounts)                  69,569           62,072           48,564            4,714
  Amortization of program rights                                         21,214           15,029           10,712            2,743
  Interest on SSG preferred units                                        (3,000)          (3,000)            --               --
  Loss on disposition of stations                                         2,722            2,212             --               --
  Tax benefit from exercises of stock options                               602            1,532              795           10,714
  Deferred income taxes                                                  (2,380)          (8,537)          (4,112)           1,907
  Net loss (gain) on disposition of assets                                  220             (545)             (49)              19
  Program payments                                                      (22,750)         (15,293)         (10,497)          (4,157)
  Share of (income) loss of equity investments                             (365)           5,488            6,037              244
  Provision for doubtful accounts                                           239               38             (108)              98
  Changes in operating assets and liabilities, net of acquisitions and disposals:
    Accounts receivable                                                  (3,072)         (10,786)          (7,836)           7,695
    Program rights, net of program obligations                              239             (247)             436              (45)
    Other assets                                                          5,604          (15,837)          20,163          (19,102)
    Accounts payable                                                      1,796           (1,606)           1,209            1,187
    Accrued income taxes                                                    828           (2,741)           6,666            1,777
    Accrued interest expense                                                315             (194)           4,175               74
    KXTX management fee payable                                            --             (4,175)           9,154             --
    Accrued sales volume discount                                           459            4,269
    Other Accrued expenses                                               (4,907)          12,870           (4,303)           3,292
                                                                    -----------      -----------      -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                49,872           21,717           65,446            8,416
                                                                    -----------      -----------      -----------      -----------
INVESTING ACTIVITIES:
Capital expenditures                                                    (29,126)         (18,191)         (21,498)          (1,221)
Proceeds from asset disposals                                              --              6,560               64                3
Liquidating dividend on investment in SSDB                                 --              7,125           (7,125)            --
Investment in joint ventures                                               --               --               (250)            (250)
Investment in Banks Broadcasting, Inc.                                  (11,145)          (2,229)            --               --
Other investments                                                        (3,000)            --               --               --
Capital distributions from equity investments                               815             --               --               --
Acquisition of WWLP-TV, net of cash acquired                           (128,000)            --               --               --
Acquisition of WOOD-TV and WOTV-TV, net of cash acquired                   --           (119,985)            --               --
Acquisition of WAPA-TV, net of cash acquired                               --            (69,909)            --               --
Acquisition of LIN Television Corporation, net of cash
acquired                                                                   --               --         (1,724,281)            --
Local marketing agreement expenditures                                   (3,625)            (640)            (775)            --
                                                                    -----------      -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                  (174,081)        (197,269)      (1,753,865)          (1,468)
                                                                    -----------      -----------      -----------      -----------
FINANCING ACTIVITIES:
Net payments on exercises of phantom stock units and issuance of
  employee stock purchase plan shares                                      (133)            --               (250)           1,071
LIN Holdings tax sharing obligations                                      8,364             --               --               --
Principal payments on long-term debt                                    (41,389)         (19,098)        (262,323)            --
Proceeds from revolver debt                                                 500           18,000             --               --
Proceeds from long-term debt                                            147,000          153,000          668,929             --
Loan fees incurred on long-term debt                                       --               --            (51,211)            --
Proceeds from GECC note                                                    --               --            815,500             --
Proceeds for sale of common stock                                          --               --            558,123             --
Proceeds from capital contribution                                         --               --              1,000             --
                                                                    -----------      -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               114,342          151,902        1,729,768            1,071
                                                                    -----------      -----------      -----------      -----------
Net (decrease) increase in cash and cash equivalents                     (9,867)         (23,650)          41,349            8,019
Cash and cash equivalents at the beginning of the period                 17,699           41,349             --              8,046
                                                                    -----------      -----------      -----------      -----------
Cash and cash equivalents at the end of the period                  $     7,832      $    17,699      $    41,349      $    16,065
                                                                    ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 1 - BACKGROUND:

        LIN Television Corporation ("LIN Television"), together with its subsidiaries, the predecessor business prior to March 3, 1998, (together, the "Company") was formed on July 18, 1997. On March 3, 1998, LIN Holdings acquired LIN Television Corporation.

        The Company is a television station group operator in the United States and Puerto Rico that owns ten television stations, nine of which are network-affiliated television stations. Additionally, the Company has local marketing agreements ("LMAs") under which it programs five other stations in the markets in which it operates.

        The Company owns and operates four CBS affiliates, four NBC affiliates, one ABC affiliate and one independent station in San Juan, Puerto Rico. The Company also programs four additional network-affiliated television stations and one independent television station pursuant to LMAs. Additionally, the Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The Company is also the owner and operator of 28 low-power television stations.

        All of the Company's consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Subordinated Notes and Senior Credit Facilities (see Note 8) on a joint and several basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below:

Principles of Consolidation:

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. The Company conducts its business through its subsidiaries and has no operations or significant assets other than its investment in its subsidiaries. Accordingly, no separate or additional financial information about the subsidiaries is provided.

Use of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The Company's actual results could differ from these estimates. Estimates are used when accounting for the collectibility of receivables and valuing intangible assets and net assets of business acquired.

Cash and Cash Equivalents:

        Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. The Company's excess cash is invested primarily in short-term U.S. Government securities.

Property and Equipment:

        Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally 20 to 30 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. Upon retirement or other disposition, the cost and related

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements

accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net income or loss. Expenditures for maintenance and repairs are expensed as incurred.

Equity Investments:

        The Company's equity investments are accounted for on the equity method, as the Company does not have a controlling interest. Accordingly, the Company's share of the net loss or income of its equity investments is included in consolidated net income (loss).

Revenue Recognition:

        Broadcast revenue is recognized during the period in which advertising is aired. Barter revenue is accounted for at the fair value of the assets or services received or the advertising time surrendered, whichever is more clearly evident. Revenue from barter agreements is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the services are used. The Company recognized barter revenue in the amount of $9.3 million and $12.4 million in the years ended December 31, 2000 and 1999, respectively, $1.9 million for the period from January 1, 1998 to March 2, 1998, and $5.6 million for the period from March 3, 1998 to December 31, 1998. The Company incurred barter expense in the amount of $9.0 million and $12.2 million in the years ended December 31, 2000 and 1999, respectively, $1.9 million for the period from January 1, 1998 to March 2, 1998, and $5.6 million for the period from March 3, 1998 to December 31, 1998.

Advertising Expense:

        The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $4.9 million and $4.2 million in the years ended December 31, 2000 and 1999, respectively, $1.7 million for the period from January 1, 1998 to March 2, 1998, and $3.1 million for the period from March 3, 1998 to December 31, 1998.

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

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements

Accounting For Stock-Based Compensation:

        The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the underlying common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only (see Note 9).

Income Taxes:

        Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Fair Value of Financial Instruments:

        Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and debt are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2000 and 1999, unless otherwise disclosed. Fair values are based on quoted market prices and assumption concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Reclassification:

        Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

Recently Issued Accounting Pronouncements:

        In September 2000, the FASB issued SFAS No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the application of SFAS 140 to have a material impact on its financial position or results of operations.

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 3 - BUSINESS COMBINATIONS AND DISPOSITIONS:

        WAND-TV EXCHANGE. On April 1, 2000, the Company exchanged, with Blade Communications Inc. ("Blade"), a 66.7% interest in certain assets of its television station WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. The exchange was accounted for as a business combination under the purchase method of accounting and, accordingly, the acquired assets and liabilities of WLFI-TV, Inc. have been recorded at fair value. The excess of the fair value of the acquired assets and liabilities of $23.7 million over the book value of the interest in the assets of WAND-TV of $26.4 million has been recorded as a non-operating loss. In connection with the exchange, the Company has indemnified the seller for certain contingencies.

        The result of operations associated with the acquired assets and liabilities of WLFI-TV, Inc. have been included in the accompanying consolidated financial statements from the date of acquisition. The acquisition is summarized as follows (in thousands):

         Assets acquired and liabilities assumed
         Working capital deficit                             $   (75)
         Property and equipment                                4,406
         FCC license and network affiliation                  19,338
         Other noncurrent assets, net                             76
                                                             -------
         Total acquisition                                   $23,745
                                                             =======

        Immediately after the WAND-TV exchange the Company and Blade contributed their respective interests in the WAND-TV assets to a new partnership, with the Company receiving a 33.3% interest in the new partnership. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. In addition, the Company has entered into a management services agreement with WAND-TV to provide certain management, engineering, and related services for a fixed fee.

        WWLP-TV. On November 10, 2000, the Company acquired the broadcast license and operating assets of WWLP-TV, an NBC affiliate in Springfield, MA. The total purchase price for the acquisition was approximately $128.0 million, including direct costs of the acquisition. The acquisition was funded by borrowings under the Company's term loan facility.

        The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The transaction is summarized as follows (in thousands):

         Assets acquired and liabilities assumed
         Working capital                                      $  4,664
         Property and equipment                                  9,600
         FCC license and network affiliation                   113,736
                                                              --------
         Total acquisition                                    $128,000
                                                              ========

        Although the Company did not own or control the assets or FCC license of WWLP-TV prior to November 10, 2000, pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," WWLP Holdings, Inc., the parent of WWLP-TV, satisfied the definition of a special purpose entity, as a result of a $75 million guarantee of WLPP Holdings, Inc. debt by the Company and other factors, and the Company was deemed to be the sponsor of WWLP Holdings, Inc.

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements

Accordingly, the financial results of operations of WWLP Holdings, Inc. have been consolidated with those of the Company since March 31, 2000, when WWLP Holdings, Inc. acquired WWLP-TV from Benedek Broadcasting Corporation.

        UNAUDITED PRO FORMA RESULTS OF ACQUISITIONS. The following summarizes unaudited pro forma consolidated results of operations as if the acquisition of LIN Television, the formation of the NBC joint venture, the acquisitions of WOOD-TV, its LMA for WOTV, and WAPA-TV in prior periods had taken place as of January 1, 1998, and the acquisitions of WLFI-TV and WWLP-TV in 2000 had taken place as of January 1, 1999 (in thousands):

                              2000         1999         1998
                            --------     --------     --------
Net revenues                $300,463     $287,809     $283,507
Operating income              59,625       47,495       37,183
Net loss                     (17,506)     (37,396)     (22,391)

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

NOTE 4 - RELATED PARTY TRANSACTIONS:

        MONITORING AND OVERSIGHT AGREEMENT. The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company's ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable, on a prospective basis, on January 1 of each calendar year to an amount equal to 1% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of the Company for the then current fiscal year. Upon the acquisition by the Company of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of the Company. In no event shall the annual fee be less than $1.0 million. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The annual fee was $1.3 million, $1.1 million, and $0.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

        FINANCIAL ADVISORY AGREEMENT. The Company is also party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners receives a fee equal to 1.5% of the total value of certain transactions in which the Company is involved. Transactions subject to this agreement include a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction. This fee for the year ended December 31, 2000 was $1.8 million, relating to the acquisition of WWLP-TV, and was included in the total cost of that acquisition. This fee for the year ended December 31, 1999 was approximately $3.0 million. There were no fees in 1998.

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 5 - EQUITY INVESTMENTS:

        The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company's basis in these ventures at December 31 (in thousands):

                                         2000          1999
                                       --------      --------
     NBC joint venture                 $ 65,886      $ 65,771
     WAND (TV) Partnership               13,784             -
     Banks Broadcasting, Inc.            12,128             -
                                       --------      --------
                                         91,798        65,771
     Southwest Sports Group              53,000        50,000
                                       --------      --------
                                       $144,798      $115,771
                                       ========      ========

        SOUTHWEST SPORTS GROUP HOLDINGS LLC: The Company owns 500,000 units of Southwest Sports Group Holdings LLC ("SSG") Series A Preferred Units ("Preferred Units"), par value of $100 per unit. The Preferred Units are entitled to receive non-liquidating distributions prior to any junior ranked units of SSG in an amount equal to $100 per Preferred Unit, minus the amount of previously made distributions, plus an amount of interest thereon at a rate of 6% per annum compounded annually. The Company carries its investment in the Preferred Units at cost and has recorded $6.0 million of interest on the Preferred Units through December 31, 2000. As of December 31, 2000, no distributions have been made with respect to the Preferred Units.

        SSG has the option at any time to redeem in whole or in part the outstanding Preferred Units for an amount equal to par plus imputed interest at the rate of 6% from January 1, 1999 to the redemption date. The Company has the right to convert its Preferred Units into Class A Units at the earlier of (a) the date of consumption of an underwritten initial public offering of the Class A Units, (b) a change of control, or (c) the date that is three years following the date of the first issuance of the Preferred Units.

        NBC JOINT VENTURE: The Company owns a 20.38% interest in joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the joint venture (in thousands):


                                                            Period from
                                                             inception
                              Year ended December 31      (March 3, 1998)
                             -------------------------    to December 31,
                                2000          1999             1998
                            (unaudited)    (unaudited)      (unaudited)
                             ---------       ---------    ---------------
Net revenues                 $ 171,349       $ 142,578       $ 119,849
Operating income                78,823          40,830          28,438
Net income (loss)                4,562         (24,144)        (26,044)

                           December 31,    December 31,
                              2000            1999
                           (unaudited)     (unaudited)
                          -------------    ------------
Current assets               $ 32,716       $    159
Non-current assets            241,408        249,692
Current liabilities             1,087            725
Non-current liabilities       815,500        815,500

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements

        WAND (TV) PARTNERSHIP: The following presents the summarized financial information of the WAND (TV) Partnership as of December 31, 2000 and from April 1, 2000 (date of inception) to December 31, 2000 (in thousands):

                                 Period from inception
                                       (April 1) to
                                   December 31,  2000
                                       (unaudited)
                                 ---------------------
Net revenues                          $  6,363
Operating income                         1,294
Net income                               1,294


                                   December 31, 2000
                                     (unaudited)
                                 ---------------------
Current assets                        $  2,825
Non-current assets                      35,143
Current liabilities                        858

        BANKS BROADCASTING, INC.: On August 15, 2000, the Company, 21st Century Group LLC, an entity in which Hicks Muse, the Company's ultimate parent, has a substantial economic interest, and BancAmerica Capital Investors SBIC I, L.P. acquired non-voting Series A Convertible Preferred Stock in Banks Broadcasting, Inc. Banks Broadcasting, Inc. is a broadcast station operator that owns and operates KWCV-TV, a WB affiliate, in Wichita, Kansas and has a local marketing agreement for KNIN-TV, a UPN affiliate serving the Boise, Idaho area.

        The Company's preferred stock gives it a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide certain management, engineering, and related services for a fixed fee. Included in this is a cash management arrangement and at December 31, 2000 the amount due to the Company from Banks Broadcasting, Inc. under this arrangement was approximately $1.2 million.

        The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

                                 Period from inception
                                    (August 15) to
                                  December 31, 2000
                                     (unaudited)
                                 ---------------------
Net revenues                           $  1,990
Operating loss                             (998)
Net loss                                   (632)

                                   December 31, 2000
                                     (unaudited)
                                   -----------------
Current assets                         $ 7,708
Non-current assets                      21,805
Current liabilities                      2,530
Non-current liabilities                    850
Redeemable preferred stock              26,765

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 6- PROPERTY AND EQUIPMENT:

        Property and equipment consisted of the following at December 31 (in thousands):

                                          2000            1999
                                       ---------       ---------
Land and improvements                  $  10,971       $  10,555
Buildings and fixtures                    66,666          47,039
Broadcasting equipment and other         135,930         117,224
                                       ---------       ---------
                                         213,567         174,818
Less : accumulated depreciation          (48,829)        (29,936)
                                       ---------       ---------
                                       $ 164,738       $ 144,882
                                       =========       =========

        The Company recorded amortization and depreciation expense in the amount of $21.3 million and $19.2 million in the years ended December 31, 2000 and 1999, respectively, $2.3 million for the period from January 1, 1998 to March 2, 1998, and $14.5 million for the period from March 3, 1998 to December 31, 1998.

NOTE 7 - INTANGIBLE ASSETS:

        Intangible assets consisted of the following at December 31 (in thousands):

                                               2000             1999
                                           -----------       -----------
FCC licenses and network affiliations      $ 1,055,653       $   943,270
Goodwill                                       652,508           670,397
LMA purchase options                             1,125               750
                                           -----------       -----------
                                             1,709,286         1,614,417
Less: accumulated amortization                (108,404)          (68,025)
                                           -----------       -----------
                                           $ 1,600,882       $ 1,546,392
                                           ===========       ===========

NOTE 8- LONG-TERM DEBT:

        Long-term debt consisted of the following at December 31 (in thousands):

                                                   2000            1999
                                                ---------       ---------
Senior Credit Facilities                        $ 425,690       $ 319,579
$300,000, 8 3/8% Senior Subordinated Notes
  due 2008 (net of discount of $558)              299,442         299,387
                                                ---------       ---------
Total debt                                        725,132         618,966
Less: current portion                             (19,572)        (15,805)
                                                ---------       ---------
Total long-term debt                            $ 705,560       $ 603,161
                                                =========       =========

SENIOR CREDIT FACILITIES:

        On March 3, 1998, the Company entered into a Credit Agreement with the Chase Manhattan Bank, as administrative agent (the "Agent"), and the lenders named therein. Under the Credit Agreement, the Company established a $295 million term loan facility, a $50 million revolving facility, and a $225 million incremental term loan facility (collectively, the "Senior Credit Facilities").

        Borrowings under the Senior Credit Facilities bear interest at a rate based, at the option of the Company, on an adjusted LIBOR rate ("Adjusted LIBOR"), or the highest of the Agent's prime rates, certificate of deposits rate plus 1.00%, or the Federal Funds effective rate plus 1/2 of 1.00% plus an

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements

incremental rate based on the Company's financial performance. As of December 31, 2000, the interest rates ranged from 8.00% to 9.04%, based on the Adjusted LIBOR. As of December 31, 1999, the interest rates ranged from 7.00% to 8.35%, based on the Adjusted LIBOR. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.50%, based upon the Company's leverage ratio for that particular quarter on the unused portion of the loan commitment, in addition to annual agency and other administration fees.

        The revolving credit facility (up to $50 million) is available until maturity on March 31, 2005. The Tranche A Term Loan (approximately $111 million) amortizes in increasing quarterly installments until maturity on March 31, 2005. The Tranche B Term Loans (approximately $113 million) amortize in quarterly installments beginning March 31, 2005 until the final maturity of March 31, 2007. The Incremental Term Loans (approximately $187 million) amortize 1% annually until final maturity on September 30, 2007.

        The obligations of the Company under the Senior Credit Facilities are unconditionally and irrevocably guaranteed, jointly and severally, by LIN Holdings and by each existing and subsequently acquired or organized subsidiary of the Company. In addition, substantially all of the assets of the Company and its subsidiaries are pledged as collateral against the performance of these obligations. The Senior Credit Facilities are subject to compliance with certain financial covenants, such as consolidated leverage and interest coverage, and other conditions set forth in the Credit Agreement.

SENIOR SUBORDINATED NOTES:

        On March 3, 1998, LIN Television issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 in a private placement for net proceeds of $290.3 million. Such Senior Subordinated Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are unsecured obligations of LIN Television without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly owned subsidiaries of LIN Television. Interest on the Senior Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, commencing on September 1, 1998. The Company is subject to compliance with certain financial covenants and other conditions set forth in the Registration Statement.

        The fair values of the Company's long-term debt are estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

        The carrying amounts and fair values of long-term debt at December 31 (in thousands):

                                                   2000          1999
                                                 --------      --------
        Carrying amount                          $725,132      $618,966
        Fair value                                700,190       602,329

        See Note 16 - Subsequent Events for Bank Covenants.

NOTE 9 - STOCKHOLDERS' EQUITY:

         Stock Option Plans: The Company participates in the Ranger Equity Holdings Corporation 1998 Stock Option Plan (the "1998 Option Plan"). Pursuant to the 1998 Option Plan, nonqualified options in Ranger common stock have been granted to certain directors, officers and key employees of the Company. Prior to March 2, 1998, nonqualified options in the stock of LIN Television were granted to certain directors, officers and key employees of the Predecessor pursuant to the LIN Television 1994 Adjustment Stock Incentive Plan, the LIN Television Amended and Restated 1994 Stock Incentive Plan and the LIN Television 1994

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements

Nonemployee Director Stock Incentive Plan (collectively, the "Predecessor Stock Option Plans"), each of which was terminated, and all options granted under each cancelled, effective March 2, 1998. The Company also participates in the Ranger Equity Holding 1998 Phantom Stock Plan ("Phantom Stock Units Plan"), pursuant to which phantom units, or stock appreciation rights, with a $0 exercise price, have been granted to officers and key employees.

        Options granted under the 1998 Option Plan and the Predecessor Stock Option Plans have exercise prices equal to the fair market value of the underlying common stock at the date of grant. The Board of Directors, in assessing the fair market value of common stock, considered factors relevant at the time, including recent third-party transactions, composition of the management team, recent hiring results, financial condition and operating results and the lack of a public market for the Company's common stock.

        Options granted pursuant to the 1998 Option Plan generally have straight-line vesting terms over four or five years and expire ten years from the date of grant. At December 31, 2000, there were 1,389,000 shares available for future grant under the 1998 Option Plan. Phantom Units granted pursuant to the Phantom Stock Units Plan expire ten years from the date of grant, are non-forfeitable, and are exercisable at a date selected by the employee within the 10-year term.

        Pro Forma information regarding net loss as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998, 1999 and 2000: a risk free interest rate of 5.18%, 5.96% and 5.92%, respectively, and a weighted-average expected life of the options of seven years. No expected dividend yield was included in the option-pricing model. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock option grants, net loss would have been changed to the pro forma amounts indicated below (in thousands):

                                                       Period from    Predecessor
                                 Year ended             March 3 -    Period from
                                December 31,           December 31,    January 1 -
                             2000           1999          1998        March 2, 1998
                         ------------   ------------   ------------   -------------
Pro forma net loss        $ (19,925)     $ (21,031)     $ (17,257)       $ (2,744)

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements

        The following table provides additional information regarding the Predecessor Stock Option Plans, the 1998 Option Plan, and the Phantom Stock Unit Plan (shares in thousands):



                                       PREDECESSOR STOCK
                                          OPTION PLANS                             1998 OPTION PLAN
                                      --------------------  ---------------------------------------------------------------
                                         Period from           Period from                Year ended December 31,
                                          January 1               March 3         -----------------------------------------
                                       to March 2, 1998     to December 31, 1998         1999                 2000
                                      --------------------  --------------------  -------------------  --------------------
                                                 Weighted-             Weighted-            Weighted-             Weighted-
                                                 Average               Average               Average               Average
                                                 Exercise              Exercise              Exercise              Exercise
                                      Shares      Price     Shares      Price      Shares     Price     Shares      Price
                                      ------     --------   ------     --------   -------   ---------  --------   ---------
Outstanding at beginning of period     2,372      $26.75      --                  33,614      $0.88      34,362     $ 0.88

Granted                                 --                  35,101     $ 0.85      2,047       1.00       5,474       1.19
Exercised                               --                  (1,000)      1.00      --                       (30)      0.68
Forfeited                               --                    (487)      0.83     (1,299)      1.00      (1,527)      1.00
Acquisition of LIN                      --
Television                            (2,372)      26.75      --                    --                      --
                                      ------                ------               -------                -------
Outstanding at end of period            --                  33,614       0.88     34,362       0.88      38,279       0.92
                                      ======                ======               =======                =======
Options exercisable at period-end                            5,098                10,932                 17,100
Weighted-average fair value of
options granted during the period                           $ 0.36               $  0.33                $  0.40

                                                     PHANTOM STOCK UNITS PLAN
                                   --------------------------------------------------------
                                       For period             Year ended December 31,
                                     from March 3 to    -----------------------------------
                                    December 31, 1998          1999             1998
                                    -----------------   ----------------   ----------------
                                         Shares               Shares            Shares
                                         ------               ------            ------
Outstanding at beginning of period           --               14,074            14,074
Granted                                  14,324                   --                --
Exercised                                  (250)                  --              (133)
                                         ------               ------            ------
Outstanding at end of period             14,074               14,074            13,941
                                         ======               ======            ======

The following table summarizes information about the 1998 Option Plan at December 31, 2000 (shares in thousands):

                                     Options Exercisable                    Options Exercisable
                 ----------------------------------------------------     -----------------------
                                                            Weighted-                    Weighted-
Range of                            Weighted-Average        Average                      Average
Exercise            Number          Remaining Contractual   Exercise        Number       Exercise
Prices            Outstanding               Life              Price       Exercisable      Price
--------         -------------      ---------------------   ---------     -----------    ---------
$0.50 to $0.99       11,270              7.2  years          $0.55            8,168        $ 0.54
$1.00 to $1.25       27,009              8.1                  1.07           8,932          1.00

NOTE 10 - INCOME TAXES:

        The Company has been included in the consolidated federal income tax return filed by Ranger. Pursuant to the tax-sharing agreement between the Company and Ranger, tax liabilities and benefits were determined as if Ranger and the Company were each separate and independent entities. As of December 31, 2000, no amounts were due to or receivable from the Company under the tax sharing agreement.

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements

          Provision for (benefit from) income taxes included in the accompanying consolidated statements of operations consisted of the following (in thousands):

                                                                    Predecessor
                                   Year Ended        Period from    Period from
                                  December 31,        March 3 -     January 1 -
                          ----------------------     December 31,    March 2,
                            2000          1999           1998          1998
                          --------      --------     -----------    -----------
Current:
  Federal                 $  2,821      $  3,389      $  5,620      $  1,740
  State                      1,102           340         1,140            63
  Foreign                      315          --            --            --
                          --------      --------      --------      --------
                             4,238         3,729         6,760         1,803
                          --------      --------      --------      --------
Deferred:
  Federal                    4,400         1,241        (3,517)        1,815
  State                       (133)         (825)         (595)           92
  Foreign                    2,085           996          --            --
                          --------      --------      --------      --------
                             6,352         1,412        (4,112)        1,907
                          --------      --------      --------      --------
                          $ 10,590      $  5,141      $  2,648      $  3,710
                          ========      ========      ========      ========


The components of the income (loss) before income taxes were as follows (in thousands):

                                                                       Predecessor
                                   Year Ended           Period from    Period from
                                  December 31,           March 3 -     January 1 -
                             ----------------------     December 31,    March 2,
                               2000          1999           1998          1998
                             --------      --------     -----------    -----------
United States of America     $(15,097)     $(17,410)     $(12,912)       $  966
Foreign                         8,226         3,719
                             --------      --------      --------        ------
Loss before income taxes     $ (6,871)     $(13,691)     $(12,912)       $  966
                             ========      ========      ========        ======


The following table reconciles the amount that would be provided (benefited) by applying the 35% federal statutory rate to income (loss) before income taxes to the actual provision for (benefit from) income taxes (in thousands):

                                                                                      Predecessor
                                                  Year Ended           Period from    Period from
                                                 December 31,           March 3 -     January 1 -
                                            ----------------------     December 31,    March 2,
                                              2000          1999           1998          1998
                                            --------      --------     -----------    -----------

Provision (benefit) assuming federal
  statutory rate                            $ (2,405)     $ (4,793)     $ (4,519)      $    338
State taxes, net of federal tax benefit          630          (315)          354             41
Amortization                                   9,948         9,379         5,431            180
Merger expenses                                 --            --            --            3,017
Foreign taxes                                  2,290           996          --             --
Other                                            127          (126)        1,382            134
                                            --------      --------      --------       --------
                                            $ 10,590      $  5,141      $  2,648       $  3,710
                                            ========      ========      ========       ========

The components of the deferred tax liability are as follows at December 31 (in thousands):

                                           2000          1999
                                       ---------      ---------
Deferred tax liabilities:
  Intangible assets                    $ 506,071      $ 506,376
  Property and equipment                  22,642         21,834
  Investments                             12,258         11,208
                                       ---------      ---------
                                         540,971        539,418
                                       ---------      ---------
Deferred tax assets:
  Net operating loss carryforwards        (5,576)        (7,661)

  Valuation allowance                      5,576          7,661
  Other                                   (4,352)        (6,109)
                                       ---------      ---------
                                          (4,352)        (6,109)
                                       ---------      ---------
  Net deferred tax liabilities         $ 536,619      $ 533,309
                                       =========      =========

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements

        The valuation allowance relates to certain acquired net operating loss carryovers in Puerto Rico. At December 31, 1999, the Company had determined that it was more likely than not that these deferred tax assets would not be realized. During the year ended December 31, 2000, the Company reduced the valuation allowance by approximately $2.1 million to reflect the usage of a portion of these losses. The Company, under the applicable accounting standards, has concluded that it is more likely than not that the remaining losses will not be realized and, therefore, has retained a valuation allowance of $5.6 million as of December 31, 2000. All reductions to the valuation allowance are recorded as a decrease to acquisition related intangible assets, rather than a tax provision benefit, as the net operating loss carryovers were fully reserved at the time of the related business combination. The Company reevaluates positive and negative evidence relating to the need for a valuation allowance periodically.

        At December 31, 2000, the Company had a federal net operating loss carryforward of approximately $43.2 million that begins to expire in 2019. The net operating loss carryforward in Puerto Rico of approximately $19.6 million will expire between 2001 and 2005.

 NOTE 11 - RETIREMENT PLANS:

        401(k) Plan. The Company provides a defined contribution plan ("401(k) Plan") to substantially all employees. The Company makes contributions to employee groups that are not covered by another retirement plan sponsored by the Company. Contributions made by the Company vest based on the employee's years of service. Vesting begins after six months of service in 20% annual increments until the employee is 100% vested after five years. The Company matches 50% of the employee's contribution up to 6% of the employee's total annual compensation. The Company contributed $1.1 million and $891,000 to the 401(k) Plan in the years ended December 31, 2000 and 1999, respectively. For the period from inception (March 2, 1998) to December 31, 1998, the Company contributed $469,000 and for the period from January 1, 1998 to March 2, 1998, the Company contributed $98,000.

        Retirement Plan. The Company is the sponsor of the LIN Television Corporation Retirement Plan (the"Retirement Plan"). The Retirement Plan is a noncontributory defined benefit retirement plan that covers employees of the Company who meet certain requirements, including length of service and age. Pension benefits vest on completion of five years of service and are computed, subject to certain adjustments, by multiplying 1.25% of the employee's last three years' average annual compensation by the number of years of credited service. The assets of the pension plan are invested primarily in long-term fixed income securities, large and small cap U.S. equities, and international equities. The Company's policy is to fund at least the minimum requirement and is further based on legal requirements and tax considerations. No funding was required for the Retirement Plan during 2000, 1999 and 1998.

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

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements


                                 RETIREMENT PLAN
                   (Amounts in thousands, except percentages)

                                                                                          Predecessor
                                                     Year Ended            Period from    Period from
                                                    December 31,            March 3 -     January 1 -
                                               ----------------------      December 31,    March 2,
                                                 2000          1999            1998          1998
                                               --------      --------      -----------    -----------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation, beginning of period        $ 53,425       $ 60,048       $ 53,252       $ 52,440

  Service cost                                      763            955            615            176
  Interest cost                                   3,971          3,942          3,044            600
  Plan amendments                                  (246)          --             --             --
  Actuarial loss (gain)                            --          (10,052)         5,298            296
  Curtailments                                     --             --             (682)          --
  Benefits paid                                  (1,899)        (1,468)        (1,479)          (260)
                                               --------       --------       --------       --------
Benefit obligation, end of period              $ 56,014       $ 53,425       $ 60,048       $ 53,252
                                               ========       ========       ========       ========

CHANGE IN PLAN ASSETS
  Fair value of plan assets,                   $ 69,279       $ 63,965       $ 61,686       $ 58,015
  beginning of period
  Actual return on plan assets                     (556)         6,782          3,758          3,931
  Benefits paid                                  (1,899)        (1,468)        (1,479)          (260)
                                               --------       --------       --------       --------
  Fair value of plan assets, end of period     $ 66,824       $ 69,279       $ 63,965       $ 61,686
                                               ========       ========       ========       ========


Funded status of the plan                      $ 10,810       $ 15,854       $  3,917       $  8,434
Unrecognized actuarial gain                     (13,104)       (19,363)        (7,039)       (11,898)
Unrecognized prior service (credit) cost           (216)             9            228            988

Unrecognized net transition asset                  (313)          (627)          (940)        (1,201)
                                               --------       --------       --------       --------
Total amount recognized and
  accrued benefit liability                    $ (2,823)      $ (4,127)      $ (3,834)      $ (3,677)
                                               ========       ========       ========       ========
ASSUMPTIONS AS OF PERIOD END
  Discount rate                                    7.50%          7.50%          6.50%          7.00%
  Expected return on plan assets                   8.25%          8.25%          8.25%          8.00%
  Rate of compensation increase                    5.00%          5.00%          5.00%          5.00%
  Health care cost trend rate                       n/a            n/a            n/a            n/a
NET PERIODIC COST
  Service cost                                 $    763       $    955       $    615       $    176
  Interest cost                                   3,971          3,942          3,044            600
  Expected return on assets                      (5,087)        (4,510)        (3,319)          (650)
  Prior service cost amortization                   (22)           219            503            136
  Actuarial gain recognized                        (616)          --             --             --
  Transition amount recognized                     (313)          (313)          (261)           (52)
  Curtailment gain                                 --             --             (426)          --
                                               --------       --------       --------       --------
  Net periodic (credit) cost                   $ (1,304)      $    293       $    156       $    210
                                               ========       ========       ========       ========

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements

                      SUPPLEMENTAL BENEFITS RETIREMENT PLAN
                   (Amounts in thousands, except percentages)


                                                                                                    Predecessor
                                                                Year Ended           Period from    Period from
                                                               December 31,           March 3 -     January 1 -
                                                          ----------------------     December 31,    March 2,
                                                            2000          1999           1998          1998
                                                          --------      --------     -----------    -----------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation, beginning of period                   $ 1,688       $ 1,891       $ 1,987       $ 1,801

  Service cost                                                169           180           118            34
  Interest cost                                               137           127            93            22
  Plan amendments                                             (25)         --            --            --
  Actuarial loss (gain)                                      --            (510)          204           130
  Curtailments                                               --            --            (511)         --
                                                          -------       -------       -------       -------
Benefit obligation, end of period                         $ 1,969       $ 1,688       $ 1,891       $ 1,987
                                                          =======       =======       =======       =======

Funded status of the plan                                 $(1,969)      $(1,688)      $(1,891)      $(1,987)
Unrecognized actuarial (gain) loss                            (58)          (58)          468           785
Unrecognized prior service (credit) cost                      (14)            6             8            12

Unrecognized net transition asset                             (16)          (33)          (49)          (62)
                                                          -------       -------       -------       -------
Total amount recognized and accrued benefit liability     $(2,057)      $(1,773)      $(1,464)      $(1,252)
                                                          =======       =======       =======       =======



ASSUMPTIONS AS OF PERIOD END
  Discount rate                                              7.50%         7.50%         6.50%         7.00%
  Expected return on plan assets                             8.25%         8.25%         8.25%         8.00%
  Rate of compensation increase                              5.00%         5.00%         5.00%         5.00%
  Health care cost trend rate                                 n/a           n/a           n/a           n/a


NET PERIODIC COST
  Service cost                                            $   169       $   180       $   118       $    34
  Interest cost                                               137           127            93            22
  Prior service (credit) cost amortization                     (5)            2             2          --

  Actuarial Loss Recognized                                  --              16            10            10
  Transition amount recognized                                (16)          (16)          (14)           (3)
  Curtailment gain                                           --            --               3          --
                                                          -------       -------       -------       -------
  Net periodic cost                                       $   285       $   309       $   212       $    63
                                                          =======       =======       =======       =======

NOTE 12 - COMMITMENTS & CONTINGENCIES:

Commitments:

        The Company leases land, buildings, vehicles and equipment under noncancelable operating lease agreements that expire at various dates through 2011. Commitments for noncancelable operating lease payments at December 31, 2000 are as follows (in thousands):

        Year
        ----
        2001                                $ 1,566
        2002                                  1,387
        2003                                    757
        2004                                    286
        2005                                    120
        Thereafter                              148
                                            -------
                                            $ 4,264
                                            =======

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements

        Rent expense included in the consolidated statements of operations was $1.3 million and $1.4 million for the years ended December 31, 2000 and 1999, respectively, $100,000 for the period from January 1, 1998 to March 2, 1998, and $1.1 million for the period from March 3, 1998 to December 31, 1998.

        The Company has also entered into commitments for future syndicated news, entertainment, and sports programming. Future payments associated with these commitments at December 31, 2000 are as follows (in thousands):

         Year                       Recorded   Contracts
         ----                       --------   ---------
         2001                       $13,491     $ 3,369
         2002                         2,591      11,215
         2003                         1,129       8,614
         2004                           248       8,098
         2005                            16       2,235
                                    -------     -------
                                    $17,475     $33,531
                                    =======     =======

Contingencies:

        CHANGES IN FCC OWNERSHIP RULES. Effective November 16, 2000, the Federal Communications Commission (the "FCC") significantly revised certain of its broadcast ownership regulations. Among the FCC actions were: 1) relaxing the current "duopoly" rule to permit substantially more frequent waivers of the rule and permitting ownership of two television stations in a local market under certain circumstances; 2) determining that television LMAs were equivalent to ownership for purposes of the local ownership rules and thus permissible only where ownership was permissible; 3) grandfathering television LMAs entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking, to be initiated no sooner than 2004, examining whether it would be in the public interest to permit such combinations to continue; 4) permitting the free transferability of grandfathered LMAs during the grandfather period but limiting the transferability of television duopolies where one entity owns both stations; and 5) modifying the FCC's radio-television cross-ownership rules to permit the possession of "attributable" ownership interests in a maximum of two television stations and six radio stations in larger markets and two television and four radio stations in smaller markets.

        Under the new rules, management believes that: 1) the four LMAs the Company has entered into in the Grand Rapids, New Haven, Austin and Norfolk markets are grandfathered; and 2) these four combinations are probably eligible for waivers of the duopoly rule and the Company will likely be able to convert those LMAs to ownership interests through the exercise of option rights with respect to each of those stations prior to the expiration of the grandfather period.

        LITIGATION. On September 4, 1997, the Company announced that it had learned of four lawsuits regarding the then proposed acquisition of LIN Television. The Company and all of its then present directors were defendants in all of the lawsuits. AT&T was a defendant in three of the lawsuits, and an AT&T affiliate and Hicks Muse were defendants in one of the lawsuits. Each of the lawsuits was filed by a purported shareholder of the Company seeking to represent a putative class of all the Company's public stockholders. Three of these lawsuits have been dismissed and the Company believes the remaining lawsuit is unlikely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

        The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2000 is likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 13 - LOCAL MARKETING AGREEMENTS:

        The Company has entered into option and put agreements that would enable or require the Company to purchase its LMAs for a fixed amount under certain conditions. Given the recent changes in

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements

FCC ownership rules, the Company, at the option of the parties involved in the LMA contracts, could be required to purchase certain of the LMA stations. Potential commitments for fulfilling the put options totaled a maximum of $34.9 million, subject to adjustments for monthly rental payments and outstanding loans, at December 31, 2000. In connection with its LMAs, the Company is required to pay fixed periodic fees.

        Future minimum fees required under the LMA's at December 31, 2000 are as follows (in thousands):

        Year
        ----
        2001                      $   3,212
        2002                          3,114
        2003                          2,576
        2004                          2,307
        2005                          1,536
        Thereafter                    2,748
                                  ---------
                                  $  15,493
                                  =========

NOTE 14 - UNAUDITED QUARTERLY DATA (in thousands):

                                                                     Quarter ended
                               --------------------------------------------------------------------------------
                               March 31, 2000        June 30, 2000    September 30, 2000      December 31, 2000
                               --------------        -------------    ------------------      -----------------
Net revenues                       $ 59,274             $ 77,798             $ 72,094             $ 86,540
Operating income                      4,291               17,724               11,204               25,383
Net income (loss)                    (1,089)              (3,170)             (49,559)              36,357

                               March 31, 1999        June 30, 1999    September 30, 1999      December 31, 1999
                               --------------        -------------    ------------------      -----------------
Net revenues                       $ 44,610             $ 56,629             $ 52,377             $ 70,830
Operating income (loss)              (1,011)              11,738                6,333               18,930
Net loss                            (14,846)                (950)             (10,890)               7,854

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 15 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands):

                                                                                                                       Predecessor
                                                                               Year Ended             Period from      Period from
                                                                              December 31,             March 3 -       January 1 -
                                                                       --------------------------     December 31,       March 2,
                                                                          2000            1999            1998              1998
                                                                       -----------    -----------     ------------      -----------
Cash paid for interest                                                 $    63,082    $    43,732      $    23,059      $     2,895

Cash paid for income taxes                                                   1,011            599            1,075               46

NONCASH INVESTING ACTIVITIES:

  Value of preferred units received on disposal of KXTX-TV                      --         47,000               --               --

CASH INVESTING ACTIVITIES:

  On March 3, 1998 Ranger acquired LIN Television Corporation for approximately $1.7 billion. In conjunction with this acquisition, liabilities were assumed as follows:

    Fair value of assets acquired and intangible assets                       --             --          1,798,652             --

    Cash paid                                                                 --             --         (1,176,359)            --
                                                                       -----------    -----------      -----------      -----------
      Liabilities assumed                                                     --             --            622,293             --
                                                                       ===========    ===========       ===========      ==========
  On June 30, 1999, the Company acquired WOOD-TV and its LMA
  WOTV-TV for approximately $142.4 million. In conjunction with this acquisition, liabilities were assumed as follows:

    Fair value of assets acquired and intangible assets                       --          158,146             --               --

    Cash paid                                                                 --         (142,385)            --               --
                                                                       -----------    -----------      -----------      -----------
      Liabilities assumed                                                     --           15,761             --               --
                                                                       ===========    ===========       ===========      ==========
  On October 19, 1999, the Company acquired Pegasus Broadcasting of San Juan, LLC for approximately $71.8 million. In
  conjunction with this acquisition, liabilities were assumed as follows:

    Fair value of assets acquired and intangible assets                       --           89,575             --               --

    Cash paid                                                                 --          (71,800)            --               --
                                                                       -----------    -----------      -----------      -----------
      Liabilities assumed                                                     --           17,775             --               --
                                                                       ===========    ===========       ===========      ==========
  On April 1 , 2000, the Company exchanged two-thirds of WAND-TV for WLFI-TV, Inc. valued at approximately $23.7 million. In conjunction with this acquisition, liabilities were assumed as follows:

    Fair value of assets acquired and intangible assets                     23,819           --               --               --

    2/3 of WAND-TV                                                         (23,744)          --               --               --
                                                                       -----------    -----------      -----------      -----------
      Liabilities assumed                                                       75           --               --               --
                                                                       ===========    ===========       ===========      ==========
  On November 10, 2000, the Company acquired WWLP-TV for
  approximately $128 million. In conjunction with this
  acquisition, liabilities were assumed as follows:

    Fair value of assets acquired and intangible assets                    128,635           --               --               --

    Cash paid                                                             (128,000)          --               --               --
                                                                       -----------    -----------      -----------      -----------
      Liabilities assumed                                                      635           --               --               --
                                                                       ===========    ===========      ===========      ===========

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 16 - SUBSEQUENT EVENTS:

        ACQUISITION OF WNLO-TV (WNEQ-TV). On November 7, 2000, the Company agreed to acquire from the Western New York Public Broadcasting Association certain assets of WNEQ-TV, a noncommercial independent broadcast television station located in Buffalo, New York. On January 29, 2001 the Company began operating WNEQ-TV under a LMA agreement and subsequently changed the station's call letters to WNLO-TV. The Company expects to close on the acquisition of WNLO-TV in second quarter of 2001. The total purchase price is approximately $26.2 million, and will be funded by a combination of operating funds and additional term loans. The Company intends to account for the business combination under the purchase method of accounting.

        ACQUISITION OF WNAC-TV. On January 3, 2001, the Company and STC Broadcasting, Inc., an entity in which Hicks Muse has a substantial economic interest, and its affiliates, Smith Acquisition Company, Smith Acquisition License Company and STC License Company, executed an Asset Purchase Agreement whereby the Company will acquire the FCC license and certain related assets of WNAC-TV, the Fox affiliate serving the Providence-New Bedford DMA, for approximately $2.5 million. After the Company acquires WNAC-TV, the station will be operated by STC Broadcasting, Inc. under an existing LMA agreement dated June 10, 1996. The transaction will be entirely financed through a Loan Agreement with STC Broadcasting, Inc. and the Company. The Company expects to close on the acquisition of WNAC-TV in second quarter of 2001. The Company intends to account for the acquisition under the purchase method of accounting.

        FORM 8-K. On March 26, 2001, the Company filed a current report on Form 8-K with the Securities and Exchange Commission. In this Form 8-K, the Company announced that revenue and broadcast cash flow for 2001 were forecast to decline from the equivalent results in 2000, after adjustment to reflect acquisitions and disposals. The Company also reported that it intended to engage in discussions with its senior lenders to adjust certain covenant levels in order to reflect the weaker business environment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

        There are no changes in or disagreements with the Accountants on any accounting or financial disclosure.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

        The following table provides the information concerning the directors and executive officers of LIN Holdings and LIN Television as of December 31, 2000:


Name                     Age      Position
----                     ---      --------

Gary R. Chapman          57       Director, Chairman, President and Chief
                                  Executive Officer of LIN Holdings and LIN
                                  Television

Randall S. Fojtasek      38       Director of LIN Holdings and LIN Television

Royal W. Carson III      51       Director of LIN Holdings and LIN Television

Paul Karpowicz           47       Director, Vice President of Television of LIN
                                  Holdings and LIN Television

James G. Babb, Jr.       69       Vice President of Industry Relations of LIN
                                  Holdings and LIN Television

Gregory M. Schmidt       50       Vice President of New Development, General
                                  Counsel and Secretary of LIN Holdings and LIN
                                  Television

Deborah R. Jacobson      41       Vice President of Corporate Development and
                                  Treasurer of LIN Holdings and LIN Television

Peter E. Maloney         46       Vice President of Finance of LIN Holdings and
                                  LIN Television

C. Robert Ogren, Jr.     57       Vice President of Engineering and Operations
                                  of LIN Holdings and LIN Television

Denise M. Parent         37       Vice President, Deputy General Counsel of LIN
                                  Holdings and LIN Television

William Cunningham       43       Vice President, Controller of LIN Holdings and
                                  LIN Television


        GARY R. CHAPMAN has been Chairman of LIN Television and LIN Holdings since September of 2000 and has been President of LIN Television since 1989 and a director and CEO since November 1994 and became a director, the President and CEO of the Company concurrently with the closing of the Acquisition. Mr. Chapman served as Joint Chairman of the National Association of Broadcasters from 1991 to 1993 and serves as a board member of the Advanced Television Test Center. Currently, Mr. Chapman serves on the Board of Directors of the Association for Maximum Service Television and is Co-Chairman of the Advisory Board of Governors for the National Association of Broadcasters Education Foundation.

        RANDALL S. FOJTASEK has been a director of LIN Holdings and LIN Television since September 2000. Mr. Fojtasek is currently a founding partner of Brazos Investment Partners LLC, a private equity investment firm focusing on middle market buyouts and leveraged recapitalizations. Prior to joining Brazos in 1999, Mr. Fojtasek served as President & Chief Executive Officer of Atrium Companies, Inc., a manufacturer and distributor of building products. He joined Atrium in 1989, and was CEO from 1993 to 1999.

        ROYAL W. CARSON, III is Chairman and President of Carson Private Capital and has over 28 years of experience in the origination, structuring, and monitoring of private investments and investment funds. Mr. Carson served as Chairman and Chief Executive Officer of Carson Petroleum Corporation from 1977 to 1982. Mr. Carson serves on the Advisory Board of Olympus Real Estate Fund II, L.P. and Hicks, Muse, Tate & Furst Europe Fund, L.P. and also serves as a director of various privately held corporations and community organizations.

        PAUL KARPOWICZ has served director of LIN Holdings and LIN Television since August of 1999 and as Vice President of Television of LIN Television since January 1994 and became the Vice President of Television of the Company concurrently with the closing of the Acquisition. Prior to January 1994, Mr. Karpowicz served as general manager of LIN Television's Indianapolis CBS Affiliate station, WISH-TV, from July 1989 through July 1995.

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

        DEBORAH R. JACOBSON has been Vice President of Corporate Development and Treasurer of LIN Televison since February 13, 1995. She became the Vice President of Corporate Development and Treasurer concurrently with the closing of the Acquisition. For the period from January 6, 1999 to June 1, 1999
Ms. Jacobson served as Senior Vice President- Investor Relations for Chancellor Media Corporation. From 1981 to 1995, Ms. Jacobson was employed by The Bank of New York, where most recently she served as Senior Vice President and Division Head of the Communications, Entertainment and Publishing Lending Division.

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

        WILLIAM CUNNINGHAM has been Vice President-Controller of LIN Television since November 2000 and became Controller of LIN Television in July 1998. From 1987 to 1994, Mr. Cunningham was employed by Fox Television as Vice President, Finance and from 1994 to 1996, was employed by SF Broadcasting, LLC, a joint venture of Fox Television and Savoy Pictures, as Senior Vice President and CFO.

ITEM 11. EXECUTIVE COMPENSATION:

        The following table sets forth the compensation earned or paid, including deferred compensation, by the Company to the Chief Executive Officer of the Company (the "CEO"), and the five other most highly compensated executive officers of the Company for services rendered for the years ended December 31, 2000, 1999, and 1998.

                                                  Annual Compensation            Long-Term Compensation
                                           ---------------------------------   --------------------------
                                                                                Other Annual
                                                                               Compensation $
Name and Principal Position                Year      Salary ($)    Bonus ($)        (a)        Options (#)
---------------------------                ----      ----------    ---------   --------------  -----------
Gary R. Chapman                            2000       500,000        700,000       16,468               -
  Chairman, President & CEO                1999       500,000      1,000,000       17,598               -
                                           1998       500,000        500,000       13,863      13,248,600

Paul Karpowicz                             2000       350,000        175,000        8,030               -
  Vice President, Television               1999       340,000        115,000        3,924               -
                                           1998       330,000        135,000        1,930       4,263,500

Gregory M. Schmidt                         2000       345,000        100,000       12,611               -
  Vice President, New Development,         1999       340,000        110,000        9,889               -
  General Counsel & Secretary              1998       330,000        105,000        2,619       3,763,500

Deborah R. Jacobson (b)                    2000       195,000         90,000        5,507               -
  Vice President, Corporate                1999       116,000         86,000        6,998               -
  Development & Treasurer                  1998       185,000         83,000        1,439       2,238,700

Peter E. Maloney                           2000       195,000         90,000        3,548               -
  Vice President, Finance                  1999       190,000         86,000        5,055               -
                                           1998       180,000         83,000        2,112       2,738,700

C. Robert Ogren, Jr.                       2000       195,000         80,000        5,878               -
  Vice President, Engineering              1999       190,000         86,000        9,036               -
  and Operations                           1998       180,000         83,000        4,150       1,738,700

(a) The amount set forth in Other Annual Compensation includes as to all named executive officers the value to executive life and disability insurance and to most named executive officers the personal use of Company automobiles and nonqualified pension contributions.

(b) Deborah R. Jacobson resigned as an officer of the Company effective January 6, 1999 simultaneously with her appointment as an officer of Chancellor Media Corporation. Ms. Jacobson was reinstated as an officer of the Company on June 1, 1999 as a result of the termination of the merger agreement between Chancellor Media Corporation and the Company.

        The following table discloses, for the CEO and the other named executive officers, individual exercises of options in the during the year ended December 31, 2000, and the number and value of options held by such named executive officer at December 31, 2000 based on a fair market value of the Company common stock of $1.00 on such date.

Aggregate Exercises During the 2000 Fiscal Year and Fiscal Year-End Option
Values:

                                                                 Shares             Shares          Value of
                                                               Underlying         Underlying      Exerciseable          Value of
                                                              Exerciseable      Unexerciseable       in-the          Unexerciseable
                                                               Options at         Options at      Money Options          in-the
                             Shares                             Fiscal              Fiscal          at Fiscal         Money Options
                            Acquired on          Value         Year End           Year End          Year End           at Fiscal
Name                       Exercise (#)       Realized (#)        (#)                ($)               ($)            Year End ($)
----                       ------------       ------------    ------------      --------------    -------------      --------------
Gary R. Chapman                  --                --          10,370,882         2,877,718         7,321,396           678,605
Paul Karpowicz                   --                --           3,289,400           974,100         2,301,289           198,710
Gregory M. Schmidt               --                --           2,789,400           974,100         1,877,694           122,304
Peter E. Maloney               30,000             9,506         2,024,480           684,220         1,397,016            93,480
Deborah R. Jacobson              --                --           1,554,480           684,220         1,000,000              --
C. Robert Ogren Jr               --                --           1,054,480           684,220           500,000              --
                           ------------       ------------    ------------      --------------    -------------      --------------

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

        Options granted pursuant to the 1998 Option Plan are generally not exercisable until one year after grant, have vesting terms of four or five years and expire ten years from the date of grant.

RETIREMENT PLANS

        The Company maintains a defined benefit retirement plan (the "Pension Plan") and a defined contribution plan (the "401(k) Plan"), each of which covers certain employees of the Company and its subsidiaries.

        The following table shows the estimated annual retirement benefits payable under the Pension Plan and the Company's Supplemental Benefit Retirement Plan as an annuity for life upon normal retirement for specified compensation and years of credited service classifications, assuming retirement at age 65 on December 31, 2000. Benefits are computed by multiplying (i) 1.25% of the employee's average annual compensation (salary and bonus, excluding option gains and benefits or payments received under any other benefit plan for the three consecutive years producing the highest average) times (ii) the employee's number of years of credited service, up to a maximum of 32 years. Sections 401
(a) (17) and 415 of the Code limit the annual benefits that may be paid from a tax qualified retirement plan such as the Pension Plan and the Supplemental Retirement Plan. As permitted by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the Company's Supplemental Benefit Retirement Plan authorizes the payment out of the Company's general funds of any benefits calculated under the provisions of the Pension Plan that may be above the limits of Sections 401 (a)(17) and 415 of the Code.

PENSION TABLE:

Three-Year
Average Annual
Compensation                                    Years of credited service
--------------          -----------------------------------------------------------------------
                          10          15            20           25           30          32
                        ------      -------      -------      -------      -------      -------
 70,000                  8,750       13,125       17,500       21,875       26,250       28,000
100,000                 12,500       18,750       25,000       31,250       37,500       40,000
150,000                 18,750       28,125       37,500       46,875       56,250       60,000
200,000                 25,000       37,500       50,000       62,500       75,000       80,000
300,000                 37,500       56,250       75,000       93,750      112,500      120,000
400,000                 50,000       75,000      100,000      125,000      150,000      160,000
500,000                 62,500       93,750      125,000      156,250      187,500      200,000
750,000                 93,750      140,625      187,500      234,375      281,250      300,000


        As of December 31, 2000, Mr. Chapman had twelve years of credited service under the Pension Plan, Mr. Karpowicz had eleven years, Mr. Schmidt had six years, Mr. Maloney had seventeen years, Ms. Jacobson had six years, and Mr. Ogren had eleven years of credited service. Benefit amounts under the Pension Plan are not subject to any deduction for Social Security benefits or other offset amounts.

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

DIRECTOR COMPENSATION:

        Directors of LIN Holdings and LIN Television, who are also employees of LIN Television serve without additional compensation. Messrs. Fojtasek and Carson serve as independent directors of LIN Holdings and LIN Television. Payments made to independent directors were $20,666 in 2000 and $11,000 in 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

        LIN Television has 1,000 shares of common stock, par value $.01 per share, issued and outstanding, all of which are owned by LIN Holdings. LIN Holdings has 1,000 shares of common stock, par value $0.01 per share, issued and outstanding, 630 of which are owned by Ranger B and 370 of which are owned by Ranger Equity Holdings A Corp. Ranger holds all of the shares of capital stock of Ranger Equity Holdings A Corp. and Ranger B. For a description of the relationship between Hicks Muse and the Company, see "Item 13. Certain Relationships and Related Transactions."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

        MONITORING AND OVERSIGHT AGREEMENT. The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company's ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable, on a prospective basis, on January 1 of each calendar year to an amount equal to 1% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of the Company for the then current fiscal year. Upon the acquisition by the Company of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of the Company. In no event shall the annual fee be less than $1.0 million. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The annual fee was $1.3 million, $1.1 million, and $0.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

        The Company has agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Monitoring and Oversight Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided to them by Hicks Muse Partners could otherwise be obtained by them without the addition of personnel or the engagement of outside professional advisors. In the opinion of the Company, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received and to be received by the Company.

        FINANCIAL ADVISORY AGREEMENT. The Company is also party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners receives a fee equal to 1.5% of the total value of certain transactions in which the Company is involved. Transactions subject to this agreement include a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction. This fee for the year ended December 31, 2000 was $1.8 million, relating to the acquisition of WWLP-TV, and was included in the total cost of that acquisition. This fee for the year ended December 31, 1999 was approximately $3.0 million. There were no fees in 1998.

        In addition, the Company has agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Financial Advisory Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operation matters. The Company does not believe that the services that will be provided by Hicks Muse Partners could otherwise be obtained by them without the addition of personnel or engagement of outside professional advisors. In the opinion of the Company, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by the Company.

        On August 30, 2000, the common equity of Ranger was converted into non-voting Class B Common Stock, which is owned by affiliates of Hicks Muse, management and other co-investors, except for 1,000,000 shares of voting Class A Common Stock, which is owned equally by Carson/LIN SBS, L.P. and Fojtasek Capital Ltd. Co.

        Under a stock agreement, Ranger and its subsidiaries, without the affirmative vote of a least the majority of the shares of Class B Common Stock, will not be permitted to: (a.) effect any amendment to the Certificate of Incorporation, (b.) declare dividends on or distributions of equity securities of Ranger, (c.) issued, reclassify, recapitalize, or repurchase any equity securities of Ranger, (d.) enter into transactions with affiliates of Ranger or any of its subsidiaries, (e.) sell, lease, convey or acquire any asset with a value of 10% or more of the fair market value of the common equity interest in Ranger, (f.) effect a merger or consolidation of Ranger, (g.) enter into any transaction not in the ordinary course of business, (h.) engage in any business or transaction that would require any upstream entity to divest any interest in Ranger, (i.) incur debt which has a value of 10% or more of the fair market value of Ranger, (j.) engage in any line of business other than the ownership or operation of television stations, (k.) settle any proceeding, other than in the ordinary course of business, which involves any material restrictions on the conduct of business or the continued ownership of the assets owned by Ranger and (l.) effect any dissolution, liquidation, or winding up of Ranger.

        WWLP HOLDINGS, INC. Gary R. Chapman, Chairman, President and CEO of LIN Television, formed three companies, WWLP Holdings Inc., and its subsidiaries WWLP, Inc. and WGRC, Inc. (together, "WWLP Holdings") to acquire the broadcast license and operating assets of WWLP-TV, a station previously operated by Benedek Broadcasting Corporation, on March 31, 2000. Pursuant to a Guarantee and Collateral Agreement with Chase Manhattan Bank, as administrative agent, and the lenders named therein, dated March 31, 2000, the Company was a the guarantor of a $75 million credit facility to WWLP, Inc. At that time, the Company did not own or control the assets or FCC license of WGRC, Inc. Pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," WWLP Holdings satisfies the definition of a special purpose entity and the Company was deemed to be the sponsor of WWLP Holdings. Accordingly, the financial results of operations of WWLP Holdings were consolidated with those of the Company in its consolidated financial statements.

        Mr. Chapman granted the Company a one-year purchase option to acquire the stock of WWLP Holdings at an amount equal to Mr. Chapman's investment in WWLP Holdings. The Company acquired the outstanding stock of WWLP Holdings on November 10, 2000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a) (1) Financial Statements. The financial statements of LIN Holdings Corp. and LIN Television Corporation are set forth under Item 8 herein and are incorporated herein by reference.

(a) (2) Financial Statement Schedules. The financial statement schedules of LIN Holdings and LIN Television Corporation are set forth on pages F1 through F4 hereto and are incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by LIN Holdings or LIN Television Corporation during the fourth quarter ended December 31, 2000.

(c)     Exhibits:


Exhibit
Number    Description
-------   -----------
2.1       --Agreement and Plan of Merger among Ranger Holdings Corp., Ranger
          Acquisition Company and LIN Television Corporation dated as of August
          12, 1997, as amended as of October 21, 1997.(1)

3.1.1 --Certificate of Incorporation of LIN Holdings Corp. (formerly known as Ranger Holdings Corp.).(1)

3.1.2     --Certificate of Amendment of Certificate of Incorporation of LIN
          Holdings Corp. (formerly known as Ranger Holdings Corp).(1)

3.2       --Bylaws of LIN Holdings Corp.(1)

3.3       --Restated Certificate of Incorporation of LIN Television
          Corporation.(1)

3.4       --Restated Bylaws of LIN Television Corporation.(1)

4.1 --Indenture, dated as of March 3, 1998, among LIN Acquisition Company, the Guarantors named therein, and United States Trust Company of New
          York, as Trustee, relating to the Senior Subordinated Notes.(1)

4.2       --Indenture, dated as of March 3, 1998, among LIN Holdings Corp. and
          United States Trust Company of New York, as Trustee, relating to the
          Senior Discount Notes.(1)

10.9      --Television Affiliation Agreement for WANE-TV with CBS, Inc., dated
          November 1, 1992.(2)

10.10     --Television Affiliation Agreement for WISH-TV with CBS, Inc., dated
          November 1, 1992, as amended.(2)

10.11     --Television Affiliation Agreement for WTNH-TV with American
          Broadcasting Companies, Inc., dated February 17, 1993, as amended.(2)

10.12     --Television Affiliation Agreement for WIVB-TV with CBS, Inc., dated
          December 4, 1992.(1)

10.13.1   --Television Affiliation Agreement for KXAN-TV with National
          Broadcasting Company, Inc., dated April 12, 1995.(3)

10.13.2   --Amendment to Television Affiliation Agreement for KXAN-TV with
          National Broadcasting Company, Inc., dated March 2, 1998.(1)

10.14.1   --Television Affiliation Agreement for WOOD-TV with National
          Broadcasting Company, Inc., dated April 12, 1995.(3)

10.14.2   --Amendment to Television Affiliation Agreement for WOOD-TV with
          National Broadcasting Company, Inc., dated March 2, 1998.(1)



10.15.1   --Television Affiliation Agreement for WAVY-TV with National
          Broadcasting Company, Inc., dated April 12, 1995.(3)

10.15.2   --Amendment to Television Affiliation Agreement for WAVY-TV with
          National Broadcasting Company, Inc., dated March 2, 1998.(1)

10.16 --Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman.(3)+

10.17     --Employment Agreement dated as of September 5, 1996, between LIN
          Television Corporation and Gary R. Chapman.(4)+

10.18 --Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz.(4)+

10.19 --Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and C. Robert Ogren, Jr.(4)+

10.20 --Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt.(4)+

10.21 --Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney.(1)+

10.22     --LIN Television Corporation Amended and Restated 1994 Stock Incentive
          Plan.(2)+

10.23 --Supplemental Benefit Retirement Plan of LIN Television Corporation and Subsidiary Companies, as amended and restated.(2)+

10.24 --LIN Television Corporation Retirement Plan, as amended and restated.(2)+

10.25     --LIN Television Corporation 401 (k) Plan and Trust.(2)+

10.26     --Ranger Equity Holdings Corporation 1998 Stock Option Plan.(6) +

10.28     --Amended and Restated Guarantee and Collateral Agreement dated as of
          March 31, 2000, between LIN Holdings Corp., LIN Television Corporation and certain of its Subsidiaries, in favor of the Chase Manhattan
          Bank.(7)

10.29     --Option Agreement dated as of March 31, 2000, between LIN Television
          Corporation and Gary R. Chapman.

21.1      --Subsidiaries of the Registrants.(1)


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

(5.) Incorporated by reference to the Registration Statement on Form S-1/A of LIN Holdings Corp. and LIN Television Corporation, dated August 7, 1998, File No. 333-54003

(6.) Incorporated by reference to the annual report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation, dated March 31, 2000, File No. 333-54003.

(7.) Incorporated by reference to the Quarterly Report on form 10-Q of LIN
     Holdings Corp. and LIN Television Corporation for the fiscal quarter, dated March 31, 2000.

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

                                 By: /s/ Gary R. Chapman
                                     -------------------
                                 Gary R. Chapman
                                 Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of each of LIN Holdings Corp. and LIN Television Corporation in the capacities and on the dates indicated.




Signature                    Title                                              Date
------------------------     ------------------------------------------------   --------
/s/ Gary R. Chapman          Chairman, President, and Chief Executive Officer   03/28/01
------------------------
Gary R. Chapman              (Principal Executive Officer)

/s/ Paul Karpowicz           Vice President of Television, and Director         03/28/01
------------------------
Paul Karpowicz               (Principal Operating Officer)

/s/ Peter E. Maloney         Vice President of Finance                          03/28/01
------------------------
Peter E. Maloney             (Principal Financial and Accounting Officer)

/s/ Randall S. Fojtasek      Director                                           03/28/01
------------------------
Randall S. Fojtasek

/s/ Royal W. Carson, III     Director                                           03/28/01
------------------------
Royal W. Carson, III

         Schedule I - Condensed Financial Information of the Registrant

                               LIN HOLDINGS CORP.
                            Condensed Balance Sheets
                                 (In Thousands)


                                                    December 31,    December 31,
                                                        2000           1999
                                                    ------------    ------------
ASSETS
Deferred financing costs                             $    9,157      $   10,433
Other non current assets                                 23,488          14,481
Investment in wholly owned subsidiaries                 696,670         713,661
                                                     ----------      ----------
  TOTAL ASSETS                                       $  729,315      $  738,575
                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt                                          263,125         238,660
                                                     ----------      ----------
  Total liabilities                                     263,125         238,660
                                                     ----------      ----------
Stockholders' equity:
  Additional paid-in capital                            561,669         561,200
  Accumulated deficit                                   (95,479)        (61,285)
                                                     ----------      ----------
Total stockholders' equity                              466,190         499,915
                                                     ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $  729,315      $  738,575
                                                     ==========      ==========

         Schedule I -Condensed Financial Information of the Registrant
                               LIN HOLDINGS CORP.
                       Condensed Statements of Operations
                                 (In Thousands)



                                                                              Period from
                                               Year ended      Year ended       March 3 -
                                              December 31,    December 31,    December 31,
                                                  2000            1999            1998
                                              ------------    ------------    ------------
OTHER EXPENSE:
Interest expense                                $ 25,742        $ 23,374        $ 17,999
Share of loss in wholly owned subsidiaries        17,461          18,832          15,560
                                                --------        --------        --------
TOTAL OTHER EXPENSE                               43,203          42,206          33,559
                                                ========        ========        ========

Loss before benefit from income taxes            (43,203)        (42,206)        (33,559)
Benefit from income taxes                         (9,009)         (8,180)         (6,300)
                                                --------        --------        --------
NET LOSS                                        $(34,194)       $(34,026)       $(27,259)
                                                ========        ========        ========

         Schedule I -Condensed Financial Information of the Registrant

                               LIN HOLDINGS CORP.
                             Condensed Statements of
                       Stockholders' Equity (In Thousands)


                                                               Common Stock       Additional                     Total
                                                             ----------------       Paid-in     Accumulate    Stockholders'
                                                             Shares    Amount       Capital       Deficit       Equity
                                                             ------    ------     ----------    ----------    ------------
Balance at March 3, 1998                                          -    $    -     $        -     $      -      $        -
 Net loss                                                         -         -              -      (27,259)        (27,259)
  Proceeds from sale of Common Stock                              1         -        558,123            -         558,123
  Proceeds from capital contribution                              -         -          1,000            -           1,000
  Proceeds from exercises of phantom stock units                  -         -           (250)           -            (250)
  Tax benefit from exercises of stock options                     -         -            795            -             795
                                                            -------    ------     ----------     --------      ----------
Balance at December 31, 1998                                      1         -        559,668      (27,259)        532,409
 Net loss                                                         -         -              -      (34,026)        (34,026)
  Tax benefit from exercises of stock options                     -         -          1,532            -           1,532
                                                            -------    ------     ----------     --------      ----------
Balance at December 31, 1999                                      1         -        561,200      (61,285)        499,915
 Net loss                                                         -         -              -      (34,194)        (34,194)
  Proceeds from exercises of phantom stock units                  -         -           (133)           -            (133)
  Tax benefit from exercises of stock options                     -         -            602            -             602
                                                            -------    ------     ----------     --------      ----------

Balance at December 31, 2000                                      1    $    -     $  561,669     $(95,479)     $  466,190
                                                            =======    ======     ==========     ========      ==========

         Schedule I -Condensed Financial Information of the Registrant

                               LIN HOLDINGS CORP.
                          Condensed Statements of Cash
                              Flows (In Thousands)





                                                                                                                     Period from
                                                                                      Year ended      Year ended       March 3 -
                                                                                     December 31,    December 31,    December 31,
                                                                                         2000            1999            1998
                                                                                     ------------    ------------    ------------
OPERATING ACTIVITIES:
Net loss                                                                              $(34,194)       $(34,026)       $(27,259)
Share of loss in wholly owned subsidiaries                                              17,461          18,832          15,560
Amortization of financing costs and notes discount                                      25,742          23,374          17,999
Deferred taxes                                                                          (9,009)         (8,180)         (6,300)
                                                                                      --------        --------        --------
NET CASH USED IN OPERATING ACTIVITIES AND NET CHANGE IN CASH AND CASH EQUIVALENTS     $      -        $      -        $      -
                                                                                      ========        ========        ========

                 Schedule II -Valuation and Qualifying Accounts
                               LIN HOLDINGS CORP.
                                 (IN THOUSANDS)

                                                       Balance at
                                                      beginning of     Charged to                          Other       Balance at
                                                         period        operations       Deductions      deductions   end of period
                                                      ------------     ----------       ----------      ----------   -------------
Year ended December 31, 2000:
   Allowance for Doubtful Accounts..................    $  1,918         $  532           $ 747(1)        $  24(4)      $ 1,679

Year ended December 31, 1999:
   Allowance for Doubtful Accounts..................    $  1,880         $  493           $ 403(1)        $  52(3)      $ 1,918

Period from March 3, 1998 to December 31, 1998:
   Allowance for Doubtful Accounts..................    $  2,296         $  289           $ 397(1)        $ 308(2)      $ 1,880

Period from January 1, 1998 to March 2, 1998:
   Allowance for Doubtful Accounts..................    $  2,197         $  133           $  34(1)        $   -         $ 2,296

________________________________________________________________

(1) Uncollected accounts written off, net of recoveries.

(2) Contribution of KXAS-TV to NBC joint venture.

(3) Acquisition of WOOD-TV and its LMA WOTV-TV, acqusition of WAPA-TV, and the contribution of KXTX-TV to Southwest Sports Group Holdings, LLC.

(4) Acquisition of WWLP-TV, exchange of two-thirds of WAND-TV for WLFI-TV and the contribution of the remaining third of WAND-TV to WAND (TV) Partnership.