Form 10-Q
period 2001-03-31
LIN HOLDINGS CORP; LIN TELEVISION CORP
filed 2001-05-14
CIK 1062707, 931058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from_______________to_______________


Commission File Number: 333-54003-06           Commission File Number: 000-25206
                        ------------                                   ---------

       LIN HOLDINGS CORP.                    LIN TELEVISION CORPORATION
       ------------------                    --------------------------
  (Exact name of registrant                   (Exact name of registrant
  specified in its charter)                  as specified in its charter)

           DELAWARE                                     DELAWARE
           --------                                     --------
(State or other jurisdiction of              (State or other jurisdiction of
incorporation or organization)                incorporation or organization)

           75-2733097                                  13-3581627
           ----------                                  ----------
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

1,000 Shares of LIN Holdings Corp.'s Common Stock, par value $.01 per share, and 1,000 shares of LIN Television Corporation's Common Stock, par value $.01 per share, were outstanding as of March 31, 2001.

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----

Part I.  Financial Information

Item 1.  Financial Statements

         LIN HOLDINGS CORP.
         Condensed Consolidated Balance Sheets                                     2
         Condensed Consolidated Statements of Operations                           3
         Condensed Consolidated Statements of Cash Flows                           4
         Notes to Condensed Consolidated Financial Statements                      5

         LIN TELEVISION CORPORATION
         Condensed Consolidated Balance Sheets                                    10
         Condensed Consolidated Statements of Operations                          11
         Condensed Consolidated Statements of Cash Flows                          12
         Notes to Condensed Consolidated Financial Statements                     13

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                                  18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk               26

Part II. Other Information

Item 1.  Legal Proceedings                                                        27
Item 6.  Exhibits and Reports on Form 8-K                                         27



PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
                               LIN HOLDINGS CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                 March 31,       December 31,
                                                                   2001             2000
                                                               (unaudited)
                                                                ---------        ------------
  ASSETS
  Current assets:
  Cash and cash equivalents                                    $     6,935       $     7,832
  Accounts receivable, less allowance for doubtful accounts
    (2001 - $1,552; 2000 - $1,679)                                  44,116            58,826
  Program rights                                                    15,513            13,614
  Other current assets                                               4,235             4,302
                                                               -----------       -----------
    Total current assets                                            70,799            84,574
  Property and equipment, net                                      162,505           164,738
  Deferred financing costs                                          34,978            36,298
  Equity investments                                                85,623            91,798
  Investment in SSDB
  Investment in Southwest Sports Group,
  at cost plus accrued interest                                     53,750            53,000
  Program rights                                                     3,486             4,155
  Intangible assets, net                                         1,591,626         1,600,882
  Other assets                                                       9,918             9,918
                                                               -----------       -----------
      Total Assets                                             $ 2,012,685       $ 2,045,363
                                                               ===========       ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                             $     4,691       $     7,226
  Program obligations                                               14,788            13,491
  Accrued income taxes                                               5,281             5,578
  Current portion of long-term debt                                 22,337            19,572
  Accrued interest expense                                           4,362            10,809
  Accrued sales volume discount                                        601             4,728
  Other accrued expenses                                            14,080            16,604
                                                               -----------       -----------
    Total current liabilities                                       66,140            78,008
  Long-term debt, excluding current portion                        972,195           968,685
  Deferred income taxes                                            518,078           521,494
  Program obligations                                                3,661             3,984
  Other liabilities                                                  7,004             7,002
                                                               -----------       -----------
      Total liabilities                                          1,567,078         1,579,173
                                                               -----------       -----------
  Commitments and Contingencies (Note 7)

  Stockholders' equity:
  Common stock, $0.01 par value: 1,000 shares authorized,
    issued and outstanding                                              --                --
  Additional paid-in capital                                       561,669           561,669
  Accumulated deficit                                             (116,062)          (95,479)
                                                               -----------       -----------
    Total stockholders' equity                                     445,607           466,190
                                                               -----------       -----------
      Total liabilities and stockholders' equity               $ 2,012,685       $ 2,045,363
                                                               ===========       ===========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                               LIN HOLDINGS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (Unaudited)

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            2001           2000
                                                          --------       --------
  Net revenues                                            $ 58,028       $ 59,274
  Operating costs and expenses:
    Direct operating                                        19,737         18,073
    Selling, general and administrative                     15,647         14,043
    Corporate                                                2,390          2,516
    Amortization of program rights                           5,366          4,996
    Depreciation and amortization of intangible assets      16,266         15,355
                                                          --------       --------
 Total operating costs and expenses                         59,406         54,983
                                                          --------       --------
 Operating income (loss)                                   (1,378)         4,291

 Other (income) expense:
    Interest expense                                        22,410         19,774
    Investment income                                         (930)        (1,016)
    Share of loss in equity investments                      1,386          1,021
    Other, net                                                (205)            25
                                                          --------       --------
  Total other expense, net                                  22,661         19,804
                                                          --------       --------
  Loss before provision for
    (benefit from) income taxes                            (24,039)       (15,513)
  Provision for (benefit from) income taxes                 (3,456)         7,053
                                                          --------       --------
  Net loss                                                $(20,583)      $(22,566)
                                                          ========       ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                               LIN HOLDINGS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                        2001            2000
                                                                                     ---------       ---------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                $    (834)      $   5,426
                                                                                     ---------       ---------
  INVESTING ACTIVITIES:
  Capital expenditures                                                                  (3,624)         (4,701)
  Capital distributions from equity investments                                          4,789            --
  Acquisition of WWLP-TV, net of cash acquired                                            --          (125,878)
  Other investments                                                                     (1,015)           --
  Local marketing agreement expenditures                                                  --            (3,250)
                                                                                     ---------       ---------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                      150        (133,829)
                                                                                     ---------       ---------
  FINANCING ACTIVITIES:
  Net payments on exercises of phantom stock units and issuance
  of employee stock purchase plan shares                                                  --               (61)
  Proceeds from revolver debt                                                            5,000          10,000
  Principal payments on long-term debt                                                  (5,213)        (16,112)
  Proceeds from long-term debt related to acquisition of WWLP-TV                          --           128,000
                                                                                     ---------       ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     (213)        121,827
                                                                                     ---------       ---------
  Net decrease in cash and cash equivalents                                               (897)         (6,576)
  Cash and cash equivalents at the beginning of the period                               7,832          17,699
                                                                                     ---------       ---------
  Cash and cash equivalents at the end of the period                                 $   6,935       $  11,123
                                                                                     =========       =========
               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATATION

  In March 2000, WGRC, Inc., a subsidiary of WWLP Holdings, Inc., acquired
  WWLP-TV for approximately $128.0 million. For accounting purposes only, the cash flows of WWLP Holdings, Inc. and its consolidated subsidiaries are included in these condensed consolidated financial statements. In conjunction with this acquisition, liabilities were assumed as follows:

  Fair value of assets acquired                                                                      $ 128,635
  Cash paid                                                                                           (128,000)
                                                                                                     ---------
  Liabilities assumed                                                                                $     635
                                                                                                     =========

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

     These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

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

NOTE 2 - BUSINESS COMBINATIONS:

     WAND-TV EXCHANGE: On April 1, 2000, the Company exchanged, with Block Communications Inc. (formerly Blade Communications Inc.), a 66.67% interest in certain assets of its television station WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. Immediately after the WAND-TV exchange the Company and Blade Communications Inc. contributed their respective interests in the WAND-TV assets to a partnership, with the Company receiving a 33.33% interest in the partnership.

     WWLP-TV: On November 10, 2000, the Company acquired the broadcast license and operating assets of WWLP-TV, an NBC affiliate in Springfield, MA. The total purchase price for the acquisition was approximately $128.0 million, including direct costs of the acquisition. The acquisition was funded by borrowings under the Company's incremental term loan facility. Although the Company did not own or control the assets or FCC license of WWLP-TV prior to November 10, 2000, pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," WWLP Holdings, Inc., the parent of WWLP-TV, satisfied the definition of a special purpose entity, as a result of a $75 million guarantee of WWLP Holdings debt by the

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


Company and other factors, and the Company was deemed to be the sponsor of WWLP Holdings. Accordingly, the financial results of operations of WWLP Holdings have been consolidated with those of the Company since March 31, 2000, when WWLP Holdings, Inc. acquired WWLP-TV from Benedek Broadcasting Corporation.

     UNAUDITED PRO FORMA RESULTS OF ACQUISITIONS. The following summarizes unaudited pro forma consolidated results of operations as if acquisitions and disposals in 2000 had taken place as of the beginning of the periods presented (in thousands):

                             Three months      Three months
                            ended March 31,  ended March 31,
                                 2001             2000
                             (unaudited)      (unaudited)
                            ---------------  ---------------
  Net revenues                $ 58,028         $ 62,089
  Operating income (loss)       (1,378)           4,807
  Net loss                     (20,583)         (24,136)



     The pro forma data give effect to actual operating results prior to the acquisitions and disposals and adjustments to interest expense, amortization and income taxes. No effect has been given to cost reductions and operating synergies in this presentation. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place as of the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

NOTE 3 - INVESTMENTS:

     JOINT VENTURE WITH NBC. The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the joint venture (in thousands):

                             Three months    Three months
                            ended March 31,  ended March 31,
                                 2001            2000
                             (unaudited)      (unaudited)
                            ---------------  --------------
  Net revenues                $ 35,016         $ 37,250
  Operating income              18,786           12,556
  Net loss                      (5,576)          (4,132)


                              March 31,        March 31,
                                 2001            2000
                             (unaudited)      (unaudited)
                            ---------------  --------------
  Current assets              $ 36,462         $ 14,158
  Non-current assets           230,915          237,759
  Current liabilities           17,579            1,087
  Non-current liabilities      815,500          815,500

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


     INVESTMENT IN BANKS BROADCASTING, INC. The Company owns a 50.00% non-voting interest in Banks Broadcasting, Inc., a company formed in August 2000, and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):


                              Three months
                             ended March 31,
                                 2001
                             (unaudited)
                             ---------------
Net revenues                   $ 1,071
Operating loss                    (169)
Net loss                          (346)


                             March 31, 2001
                              (unaudited)
                             --------------
Current assets                  $ 5,728
Non-current assets               21,332
Current liabilities               1,082
Non-current liabilities             189


     INVESTMENT IN WAND (TV) PARTNERSHIP. The Company owns a 33.33% interest in WAND (TV) Partnership, a partnership formed in April 2000, and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of WAND
(TV) Partnership (in thousands):

                                Three months
                               ended March 31,
                                    2001
                                (unaudited)
                               ---------------
Net revenues                      $ 1,582
Operating income                      290
Net loss                             (163)

                               March 31, 2001
                                (unaudited)
                               --------------
Current assets                    $  2,937
Non-current assets                  34,756
Current liabilities                    744

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

NOTE 4 - INTANGIBLE ASSETS:

     Intangible assets consisted of the following at (in thousands):

                                              March 31, 2001   December 31, 2000
                                              --------------   -----------------
FCC licenses and network affiliations          $ 1,056,869       $ 1,055,653
Goodwill                                           652,508           652,508
LMA purchase options                                 1,425             1,125
                                               -----------       -----------
                                                 1,710,802         1,709,286
Less accumulated amortization                     (119,176)         (108,404)
                                               -----------       -----------
                                               $ 1,591,626       $ 1,600,882
                                               ===========       ===========


NOTE 5 - LONG-TERM DEBT:

     Long-term debt consisted of the following at (in thousands):

                                              March 31, 2001  December 31, 2000
                                              --------------  -----------------
Senior Credit Facilities                       $   425,480       $   425,690
$300,000, 8 3/8% Senior Subordinated Notes
  due 2008 (net of a discount of $545)             299,455           299,442
$325,000, 10% Senior Discount Notes
  due 2008 (net of a discount of $55,403)          269,597           263,125
                                               -----------       -----------
Total debt                                         994,532           988,257

Less current portion                               (22,337)          (19,572)
                                               -----------       -----------
Total long-term debt                           $   972,195       $   968,685
                                               ===========       ===========


     As of April 12, 2001, the lenders to the Senior Credit Facilities approved an amendment to allow the Company to borrow an additional $200.0 million for acquisitions or to make the $125.0 million redemption payment due in March 2003 on the LIN Holdings Corp. Senior Discount Notes, to increase the limit on Capital Expenditures from $30.0 million to $35.0 million and to change certain financial ratio requirements as follows:

                    1Q01     2Q01      3Q01    4Q01      1Q02      2Q02       3Q02     4Q02
                   -------------------------------------------------------------------------
Maximum Leverage Ratio:
  Amended          6.75x     6.75x    6.75x    6.75x     6.75x     6.75x     6.40x     6.40x
  Prior            6.75x     6.75x    6.50x    6.50x     6.50x     6.50x     5.75x     5.75x

Minimum Interest Coverage Ratio:
  Amended          1.70x     1.70x    1.70x    1.70x     1.75x     1.75x     1.85x     1.85x
  Prior            1.95x     1.95x    1.95x    1.95x     2.05x     2.05x     2.05x     2.05x

NOTE 6 - RELATED PARTY TRANSACTIONS:

     MONITORING AND OVERSIGHT AGREEMENT. The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company's ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable, on a prospective basis, on January 1 of each calendar year to an amount equal to 1% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of the Company for the then current fiscal year. Upon the acquisition by the Company of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of the Company. In no event shall the annual fee be less than $1.0 million. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The fee for the three months ended March 31, 2001 and 2000 was $312,000 and $338,000, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of March 31, 2001, is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

     On November 7, 2000, the Company agreed to acquire from the Western New York Public Broadcasting Association certain assets of WNEQ-TV, previously a non-commercial independent broadcast television station located in Buffalo, New York. On January 29, 2001, the Company began operating WNEQ-TV under a LMA agreement and subsequently changed the station's call letters to WNLO-TV. The Company expects to close on the acquisition of WNLO-TV during 2001. The total purchase price is approximately $26.2 million, and will be funded by a combination of operating funds and additional term loans. The Company intends to account for the business combination under the purchase method of accounting.

     On January 3, 2001, the Company and STC Broadcasting, Inc., an entity in which Hicks Muse has a substantial economic interest, and its affiliates, Smith Acquisition Company, Smith Acquisition License Company and STC License Company, executed an Asset Purchase Agreement whereby the Company will acquire the FCC license and certain related assets of WNAC-TV, the Fox affiliate serving the Providence-New Bedford market. The total purchase price is approximately $2.5 million. After the Company acquires WNAC-TV, the station will be operated by STC Broadcasting, Inc. under an existing LMA agreement dated June 10, 1996. The transaction will be entirely financed through a Loan Agreement with STC Broadcasting, Inc. and the Company. The Company expects to close on the acquisition of WNAC-TV during 2001. The Company intends to account for the acquisition under the purchase method of accounting.

     On March 30, 2001, the Company exercised its option to acquire the FCC licenses of two of the Company's LMA stations, WCTX-TV and WOTV-TV. The Company expects to close on the acquisitions of WCTX-TV and WOTV-TV upon the regulatory approval of the Federal Communications Commission. The combined purchase price is approximately $7.3 million, of which $4.0 million has been pre-paid. The balance of $3.3 million will be funded by a combination of operating funds and additional term loans.

                           LIN TELEVISION CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except number of shares)

                                                                    March 31,          December 31,
                                                                      2001                 2000
                                                                  (unaudited)
                                                                  -----------          ------------
  ASSETS
  Current assets:
  Cash and cash equivalents                                        $     6,935         $     7,832
  Accounts receivable, less allowance for doubtful accounts
    (2001 - $1,552; 2000 - $1,679)                                      44,116              58,826
  Program rights                                                        15,513              13,614
  Other current assets                                                   4,235               4,302
                                                                   -----------         -----------
    Total current assets                                                70,799              84,574
  Property and equipment, net                                          162,505             164,738
  Deferred financing costs                                              26,140              27,142
  Equity investments                                                    85,623              91,798
  Investment in SSDB
  Investment in Southwest Sports Group, at cost plus
    accrued interest                                                    53,750              53,000
  Program rights                                                         3,486               4,155
  Intangible assets, net                                             1,591,626           1,600,882
  Other assets                                                           9,918               9,918
                                                                   -----------         -----------
      Total Assets                                                 $ 2,003,847         $ 2,036,207
                                                                   ===========         ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                                 $     4,691         $     7,226
  Program obligations                                                   14,788              13,491
  Accrued income taxes                                                   5,281               5,578
  Current portion of long-term debt                                     22,337              19,572
  Accrued interest expense                                               4,362              10,809
  Accrued sales volume discount                                            601               4,728
  Other accrued expenses                                                14,080              16,604
                                                                   -----------         -----------
  Total current liabilities                                             66,140              78,008
  Long-term debt, excluding current portion                            702,598             705,560
  Deferred income taxes                                                539,630             536,619
  LIN Holdings tax sharing obligations                                   8,364               8,364
  Program obligations                                                    3,661               3,984
  Other liabilities                                                      7,002               7,002
                                                                   -----------         -----------
      Total liabilities                                              1,327,395           1,339,537
                                                                   -----------         -----------
  Commitments and Contingencies (Note 7)

  Stockholders' equity:
    Common stock, $0.01 par value: 1,000 shares authorized,
      issued and outstanding                                                --                  --
    Additional paid-in capital                                         748,524             748,523
    Accumulated deficit                                                (72,072)            (51,853)
                                                                   -----------         -----------
    Total stockholders' equity                                         676,452             696,670
                                                                   -----------         -----------
      Total liabilities and stockholders' equity                   $ 2,003,847         $ 2,036,207
                                                                   ===========         ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           LIN TELEVISION CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (In thousands)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               2001            2000
                                                            --------         --------
  Net revenues                                              $ 58,028         $ 59,274
  Operating costs and expenses:
      Direct operating                                        19,737           18,073
      Selling, general and administrative                     15,647           14,043
      Corporate                                                2,390            2,516
      Amortization of program rights                           5,366            4,996
      Depreciation and amortization of intangible assets      16,266           15,355
                                                           ---------         --------
  Total operating costs and expenses                          59,406           54,983
                                                           ---------         --------
  Operating income (loss)                                     (1,378)           4,291

  Other (income) expense:
      Interest expense                                        15,619           13,584
      Investment income                                         (930)          (1,016)
      Share of loss in joint equity investments                1,386            1,021
      Other, net                                                (205)              25
                                                           ---------         --------
  Total other expense, net                                    15,870           13,614
                                                           ---------         --------
  Loss before provision for
    (benefit from) income taxes                              (17,248)          (9,323)
  Provision for (benefit from) income taxes                    2,971           (8,234)
                                                           ---------         --------
  Net loss                                                 $ (20,219)        $ (1,089)
                                                           =========         ========




               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           LIN TELEVISION CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                          2001             2000
                                                                                       ---------         ---------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  $    (834)        $   5,426
                                                                                       ---------         ---------
  INVESTING ACTIVITIES:
  Capital expenditures                                                                    (3,624)           (4,701)
  Capital distributions from equity investments                                            4,789              --
  Acquisition of WWLP-TV, net of cash acquired                                              --            (125,878)
  Other investments                                                                       (1,015)             --
  Local marketing agreement expenditures                                                    --              (3,250)
                                                                                       ---------         ---------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                        150          (133,829)
                                                                                       ---------         ---------
  FINANCING ACTIVITIES:
  Net payments on exercises of phantom stock units and issuance
    of employee stock purchase plan shares                                                  --                 (61)
  Proceeds from revolver debt                                                              5,000            10,000
  Principal payments on long-term debt                                                    (5,213)          (16,112)
  Proceeds from long-term debt related to acquisition of WWLP-TV                            --             128,000
                                                                                       ---------         ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       (213)          121,827
                                                                                       ---------         ---------
  Net decrease in cash and cash equivalents                                                 (897)           (6,576)
  Cash and cash equivalents at the beginning of the period                                 7,832            17,699
                                                                                       ---------         ---------
  Cash and cash equivalents at the end of the period                                   $   6,935         $  11,123
                                                                                       =========         =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATATION

  In March 2000, WGRC, Inc., a subsidiary of WWLP Holdings, Inc., acquired
  WWLP-TV for approximately $128.0 million. For accounting purposes only, the cash flows of WWLP Holdings, Inc. and its consolidated subsidiaries are included in these condensed consolidated financial statements. In conjunction with this acquisition, liabilities were assumed as follows:
       Fair value of assets acquired                                                                     $ 128,635
       Cash paid                                                                                          (128,000)
                                                                                                         ---------
          Liabilities assumed                                                                            $     635
                                                                                                         =========

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

     These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

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

NOTE 2 - BUSINESS COMBINATIONS:

     WAND-TV EXCHANGE: On April 1, 2000, the Company exchanged, with Block Communications Inc. (formerly Blade Communications Inc.), a 66.67% interest in certain assets of its television station WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. Immediately after the WAND-TV exchange the Company and Blade Communications Inc. contributed their respective interests in the WAND-TV assets to a partnership, with the Company receiving a 33.33% interest in the partnership.

     WWLP-TV: On November 10, 2000, the Company acquired the broadcast license and operating assets of WWLP-TV, an NBC affiliate in Springfield, MA. The total purchase price for the acquisition was approximately $128.0 million, including direct costs of the acquisition. The acquisition was funded by borrowings under the Company's incremental term loan facility. Although the Company did not own or control the assets or FCC license of WWLP-TV prior to November 10, 2000, pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," WWLP Holdings, Inc., the parent of WWLP-TV, satisfied the definition of a special purpose entity, as a result of a $75 million guarantee of WWLP Holdings debt by the Company and other factors, and the Company was deemed to be the sponsor of WWLP Holdings.

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


Accordingly, the financial results of operations of WWLP Holdings have been consolidated with those of the Company since March 31, 2000, when WWLP Holdings, Inc. acquired WWLP-TV from Benedek Broadcasting Corporation.


     UNAUDITED PRO FORMA RESULTS OF ACQUISITIONS. The following summarizes unaudited pro forma consolidated results of operations as if acquisitions and disposals in 2000 had taken place as of the beginning of the periods presented (in thousands):

                             Three months      Three months
                            ended March 31,  ended March 31,
                                 2001             2000
                             (unaudited)      (unaudited)
                            ---------------  ---------------
  Net revenues                $ 58,028         $ 62,089
  Operating income (loss)       (1,378)           4,807
  Net loss                     (20,219)         (24,136)


     The pro forma data give effect to actual operating results prior to the acquisitions and disposals and adjustments to interest expense, amortization and income taxes. No effect has been given to cost reductions and operating synergies in this presentation. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place as of the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

NOTE 3 - INVESTMENTS:

         JOINT VENTURE WITH NBC. The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the joint venture (in thousands):


                             Three months    Three months
                            ended March 31,  ended March 31,
                                 2001            2000
                             (unaudited)      (unaudited)
                            ---------------  --------------
  Net revenues                $ 35,016          $ 37,250
  Operating income              18,786            12,556
  Net loss                      (5,576)           (4,132)


                              March 31,        March 31,
                                 2001            2000
                             (unaudited)      (unaudited)
                            ---------------  --------------
  Current assets              $ 36,462          $ 14,158
  Non-current assets           230,915           237,759
  Current liabilities           17,579             1,087
  Non-current liabilities      815,500           815,500


     INVESTMENT IN BANKS BROADCASTING, INC. The Company owns a 50.00% non-voting interest in Banks Broadcasting, Inc., a company formed in August 2000, and accounts for its interest using the equity method, as the Company does not have a controlling interest. The

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

                              Three months
                             ended March 31,
                                 2001
                             (unaudited)
                             ---------------
Net revenues                   $ 1,071
Operating loss                    (169)
Net loss                          (346)


                             March 31, 2001
                              (unaudited)
                             --------------
Current assets                  $ 5,728
Non-current assets               21,332
Current liabilities               1,082
Non-current liabilities             189


INVESTMENT IN WAND (TV) PARTNERSHIP. The Company owns a 33.33% interest in WAND
(TV) Partnership, a partnership formed in April 2000, and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of WAND
(TV) Partnership (in thousands):

                                Three months
                               ended March 31,
                                    2001
                                (unaudited)
                               ---------------
Net revenues                      $ 1,582
Operating income                      290
Net loss                             (163)

                               March 31, 2001
                                (unaudited)
                               --------------
Current assets                    $  2,937
Non-current assets                  34,756
Current liabilities                    744


NOTE 4 - INTANGIBLE ASSETS:

     Intangible assets consisted of the following at (in thousands):

                                              March 31, 2001   December 31, 2000
                                              --------------   -----------------
FCC licenses and network affiliations          $ 1,056,869       $ 1,055,653
Goodwill                                           652,508           652,508
LMA purchase options                                 1,425             1,125
                                               -----------       -----------
                                                 1,710,802         1,709,286
Less accumulated amortization                     (119,176)         (108,404)
                                               -----------       -----------
                                               $ 1,591,626       $ 1,600,882
                                               ===========       ===========

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 5 - LONG-TERM DEBT:

         Long-term debt consisted of the following at (in thousands):

                                              March 31, 2001  December 31, 2000
                                              --------------  -----------------
Senior Credit Facilities                       $   425,480       $   425,690
$300,000, 8 3/8% Senior Subordinated Notes
  due 2008 (net of a discount of $545)             299,455           299,442
                                               -----------       -----------
Total debt                                         724,935           725,132
Less current portion                               (22,337)          (19,572)
                                               -----------       -----------
Total long-term debt                           $   702,598       $   705,560
                                               ===========       ===========

         As of April 12, 2001, the lenders to the Senior Credit Facilities approved an amendment to allow the Company to borrow an additional $200.0 million for acquisitions or to make the $125.0 million redemption payment due in March 2003 on the LIN Holdings Corp. Senior Discount Notes, to increase the limit on Capital Expenditures from $30.0 million to $35.0 million and to change certain financial ratio requirements as follows:

                    1Q01     2Q01      3Q01    4Q01      1Q02      2Q02       3Q02     4Q02
                   -------------------------------------------------------------------------
Maximum Leverage Ratio:
  Amended          6.75x     6.75x    6.75x    6.75x     6.75x     6.75x     6.40x     6.40x
  Prior            6.75x     6.75x    6.50x    6.50x     6.50x     6.50x     5.75x     5.75x

Minimum Interest Coverage Ratio:
  Amended          1.70x     1.70x    1.70x    1.70x     1.75x     1.75x     1.85x     1.85x
  Prior            1.95x     1.95x    1.95x    1.95x     2.05x     2.05x     2.05x     2.05x

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 6 - RELATED PARTY TRANSACTIONS:

     MONITORING AND OVERSIGHT AGREEMENT. The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company's ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable, on a prospective basis, on January 1 of each calendar year to an amount equal to 1% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of the Company for the then current fiscal year. Upon the acquisition by the Company of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of the Company. In no event shall the annual fee be less than $1.0 million. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The fee for the three months ended March 31, 2001 and 2000 was $312,000 and $338,000, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of March 31, 2001, is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

     On November 7, 2000, the Company agreed to acquire from the Western New York Public Broadcasting Association certain assets of WNEQ-TV, previously a non-commercial independent broadcast television station located in Buffalo, New York. On January 29, 2001, the Company began operating WNEQ-TV under a LMA agreement and subsequently changed the station's call letters to WNLO-TV. The Company expects to close on the acquisition of WNLO-TV during 2001. The total purchase price is approximately $26.2 million, and will be funded by a combination of operating funds and additional term loans. The Company intends to account for the business combination under the purchase method of accounting.

     On January 3, 2001, the Company and STC Broadcasting, Inc., an entity in which Hicks Muse has a substantial economic interest, and its affiliates, Smith Acquisition Company, Smith Acquisition License Company and STC License Company, executed an Asset Purchase Agreement whereby the Company will acquire the FCC license and certain related assets of WNAC-TV, the Fox affiliate serving the Providence-New Bedford market. The total purchase price is approximately $2.5 million. After the Company acquires WNAC-TV, the station will be operated by STC Broadcasting, Inc. under an existing LMA agreement dated June 10, 1996. The transaction will be entirely financed through a Loan Agreement with STC Broadcasting, Inc. and the Company. The Company expects to close on the acquisition of WNAC-TV during 2001. The Company intends to account for the acquisition under the purchase method of accounting.

     On March 30, 2001, the Company exercised its option to acquire the FCC licenses of two of the Company's LMA stations, WCTX-TV and WOTV-TV. The Company expects to close on the acquisitions of WCTX-TV and WOTV-TV upon the regulatory approval of the Federal Communications Commission. The combined purchase price is approximately $7.3 million, of which $4.0 million has been pre-paid. The balance of $3.3 million will be funded by a combination of operating funds and additional term loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

     DO NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "foresee," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including those regarding the Company's financial position, business strategy, projected costs and objectives of management for future operations are forward-looking statements. The reader is cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which this Quarterly Report on Form 10-Q is filed. These factors include, without limitation, the promulgation of the new FCC's broadcast ownership regulations and other regulatory changes, changes in advertising, demand, technological changes, acquisitions and dispositions, as well as other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, including those set forth under the heading "Risks Associated with Business Activity" in Item I. The matters discussed in the "Risks Associated with Business Activities" below and other factors noted throughout this Quarterly Report on Form 10-Q are cautionary statements identifying factors with respect to any such forward-looking statements that could cause actual results to differ materially from those in such forward-looking statements. All forward-looking statements contained herein are expressly qualified in their entirety by such cautionary statements.

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

     On January 3, 2001, the Company and STC Broadcasting, Inc., an entity in which Hicks Muse has a substantial economic interest, and its affiliates, Smith Acquisition Company, Smith Acquisition License Company and STC License Company, executed an Asset Purchase Agreement whereby the Company will acquire the FCC license and certain related assets of WNAC-TV, the Fox affiliate serving the Providence-New Bedford market. The total purchase price is approximately
$2.5 million. After the Company acquires WNAC-TV, the station will be operated by STC Broadcasting, Inc. under an existing LMA agreement dated June 10, 1996. The transaction will be entirely financed through a Loan Agreement with STC Broadcasting, Inc. and the Company. The Company expects to close on the acquisition of WNAC-TV during 2001. The Company intends to account for the acquisition under the purchase method of accounting.

RESULTS OF OPERATIONS

     Set forth below are the significant factors that contributed to the operating results of the Company for the three months ended March 31, 2001 and 2000. The Company's results from operations from period to period are not directly comparable because of the impact of acquisitions and disposals, including the acquisitions of WWLP-TV and WLFI-TV in 2000, and the disposition of WAND-TV in 2000.

     Net revenues consist primarily of national and local airtime sales, net of sales adjustments and agency commissions, network compensation, Internet revenues, barter revenues, production revenues and rent income. Total net revenues for the three-month period ended March 31, 2001, decreased 2.1% to $58.0 million compared to net revenue of $59.3 million for the same period last year. The decrease was primarily due to the decrease in national and political advertising due to the campaign election cycle and a general decrease in demand for national advertising that began in the third quarter of 2000 and has continued into the second quarter of 2001, as well as the impact of the acquisitions of WLFI-TV and WWLP-TV partially offset by the dispositions of WAND-TV.

                                              March 31, 2001   December 31, 2000
                                              --------------   -----------------
Net revenues                                     $ 58,028          $ 59,274

Operating costs and expenses:
   Direct operating                                19,737            18,073
   Selling, general and administrative             15,647            14,043
   Corporate                                        2,390             2,516
   Amortization of program rights                   5,366             4,996
   Depreciation and amortization of
     intangible assets                             16,266            15,355
                                                 --------          --------
Total operating costs and expenses                 59,406            54,983
                                                 --------          --------
                                                 $ (1,378)         $  4,291
                                                 ========          ========


     Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs, increased 9.2% to $19.7 million for the three-month period ended March 31, 2001 compared to direct operating expenses of $18.1 million for the same period last year. The increase is primarily due to the startup costs of the low power television stations in Grand Rapids, Michigan and the LMA in Buffalo, New York, and to the impact of the acquisitions of WLFI-TV and WWLP-TV partially offset by the disposition of WAND-TV.

     Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, increased approximately 11.4% to $15.6 million for the three-month period ended March 31, 2001 compared to selling, general and administrative expenses of $14.0 million for the same period last year. The increase is primarily due to advertising costs associated with the network affiliation switch of WCTX-TV in New Haven, Connecticut, an increase in rating service contract costs for WIVB-TV in Buffalo, New York, the startup costs of the low power television stations in Grand Rapids, Michigan and the LMA in Buffalo, New York and to the impact of the acquisitions of WLFI-TV and WWLP-TV partially offset by the disposition of WAND-TV.

     Corporate expenses, representing costs associated with the centralized management of the Company's stations, decreased 5.0% to $2.4 million for the three-month period ended March 31, 2001, compared to corporate expenses of $2.5 million for the same period last year.

     Amortization of program rights, representing costs associated with the acquisition of syndicated programming, features and specials increased 7.4% to $5.4 million for the three-month period ended March 31, 2001 compared to amortization of program rights of $5.0 million for the same period last year. The increase is primarily due to the impact of increased syndicated costs for WAPA-TV in Puerto Rico, and the acquisitions of WLFI-TV and WWLP-TV partially offset by the disposition of WAND-TV.

     Depreciation and amortization of intangible assets increased 5.9% to $16.3 million for the three-month period ended March 31, 2001, compared to depreciation and amortization of intangible assets of $15.4 million for the same period last year. The increase is primarily due to the increase in equipment and intangible assets associated with the acquisitions of WLFI-TV and WWLP-TV partially offset by the disposition of WAND-TV.

OTHER EXPENSES

     Interest expense increased $2.6 million to $22.4 million for the three-month period ended March 31, 2001 compared to interest expense of $19.8 million for the same period last year. The increase is primarily the result of increased borrowings associated with the acquisition of WWLP-TV on March 31, 2000.

     Interest expense for LIN Television Corporation increased $2.0 million to $15.6 million for the three-month period ended March 31, 2001, compared to interest expense of $13.6 million for the same period last year. The increase is primarily the result of increased borrowings associated with the acquisition of WWLP-TV on March 31, 2000.

     The Company's provision from income taxes changed to a benefit of approximately $3.5 million for the three-month period ended March 31, 2001 compared to a provision of $7.1 million for the same period last year. These changes were primarily due to the disproportionate impact of non-deductible goodwill relative to the projected annual pretax net loss from period to period.

     LIN Television Corporation's benefit from income taxes changed to a provision of approximately $3.0 million for the three-month period ended March 31, 2001 compared to a benefit of approximately $8.2 million for the same period last year. These changes were primarily due to the disproportionate impact of non-deductible goodwill relative to the projected annual pretax net loss from period to period.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company had cash and cash equivalents of $6.9 million and total debt of $994.5 million.

     Net cash used in operating activities for the three months ended March 31, 2001 was $834,000 compared to net cash provided by operating activities of $5.4 million for the same period last year. The decrease is primarily the result of decrease in national and political revenues and the increase in operating and interest expenses.

     Net cash provided by investing activities was $150,000 for the three months ended March 31, 2001, compared to net cash used in investing activities of $133.8 million for the same period last year. The change is primarily due to amounts paid related to the WWLP-TV transaction in the first quarter of 2000.

     Net cash used in financing activities for the three months ended March 31, 2001 was $213,000 compared to net cash provided by financing activities of $121.8 million for the same period last year. The change in cash provided is primarily due to proceeds from a draw down of a credit facility in connection with the WWLP-TV transaction in the first quarter of 2000.

     In March 2001, the Company announced that, based on prevailing weakness in the national advertising category, it expects that pro forma net revenue for the first half of 2001 will decline compared to the same period last year.

     As of April 12, 2001, the lenders to the Senior Credit Facilities approved an amendment to allow the Company to borrow an additional $200.0 million for acquisitions or to make the $125.0 million redemption payment due in March 2003 on the LIN Holdings Corp. Senior Discount Notes, to increase the limit on Capital Expenditures from $30.0 million to $35.0 million and to change certain financial ratio requirements as follows:

                    1Q01     2Q01      3Q01    4Q01      1Q02      2Q02       3Q02     4Q02
                   -------------------------------------------------------------------------
Maximum Leverage Ratio:
  Amended          6.75x     6.75x    6.75x    6.75x     6.75x     6.75x     6.40x     6.40x
  Prior            6.75x     6.75x    6.50x    6.50x     6.50x     6.50x     5.75x     5.75x

Minimum Interest Coverage Ratio:
  Amended          1.70x     1.70x    1.70x    1.70x     1.75x     1.75x     1.85x     1.85x
  Prior            1.95x     1.95x    1.95x    1.95x     2.05x     2.05x     2.05x     2.05x

     Based on the current level of operations and anticipated future growth (both internally generated as well as through acquisitions), the Company believes that its cash flows from operations, together with available borrowings under its credit facilities, will be sufficient to meet its anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next twelve months.

RISKS ASSOCIATED WITH BUSINESS ACTIVITIES

     POTENTIAL NEGATIVE CONSEQUENCES OF SUBSTANTIAL INDEBTEDNESS. As of March 31, 2001, LIN Holdings had approximately $995 million of consolidated indebtedness and approximately $446 million of consolidated stockholders' equity. LIN Television had approximately $725 million of consolidated indebtedness and approximately $676 million of consolidated stockholders' equity.

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

     - all of the indebtedness in connection with the Credit Agreement as amended, a credit facility with Chase Manhattan Bank, as administrative agent, and the lenders named therein, that establishes a $295 million term loan facility, a $50 million revolving facility, and a $387.5 million incremental term loan facility (collectively, "Senior Credit Facilities"), will be secured and is scheduled to become due prior to the time the principal payments on the Notes are scheduled to become due;

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

     - cause LIN Television to obtain modifications of the covenants restricting LIN Holdings' access to cash flow or assets of LIN Television contained in LIN
                                       23

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

     WCTX-TV, a station operated under a local marketing agreement ("LMA") in New Haven-Hartford, changed its network affiliation from the WB Network to the UPN Network effective January 2001. This change is not expected to have a material effect on the Company's revenues.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company is exposed to market risk from changes in interest rates principally with respect to its senior credit facility, which is priced based on certain interest rate alternatives. The Company's Senior Subordinated and Senior Discount Notes are fixed rate instruments.

     In addition, the Company's ability to finance future acquisitions may be impacted if it is unable to obtain appropriate financing at acceptable rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation at March 31, 2001 is likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS:

         10.1 Fourth Amendment dated April 12, 2001 to the Credit Agreement among Registrant, The Chase Manhattan Bank, as administrative agent, and lenders named therein.


         REPORTS ON FORM 8-K:

         Regulation FD Disclosure on March 26, 2001

SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on each of their respective behalf by the undersigned thereunto duly authorized.


LIN HOLDINGS CORP.                          LIN TELEVISION CORPORATION
      (Registrant)                                        (Registrant)



DATED: MAY 10, 2001                         /s/ Peter E. Maloney
                                            ------------------------------------
                                            Peter E. Maloney
                                            Vice President of Finance
                                            (Principal Financial and Accounting
                                            Officer.)