Form 10-Q/A
period 2001-03-31
LIN HOLDINGS CORP; LIN TELEVISION CORP
filed 2001-08-08
CIK 1062707, 931058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10Q/A


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

               LIN HOLDINGS CORP. AND LIN TELEVISION CORPORATION

This Amendment on Form 10-Q/A is being filed to adjust the Consolidated Financial Statements of LIN Holdings Corp. and LIN Television Corporation (together, the "Company") for the quarter ended March 31, 2001. Adjustments to the Consolidated Financial Statements for the quarter ended March 31, 2001 have no impact on previously reported net revenues or net cash flows for the period. The amendment to the financial statements herein is being filed to record and disclose the marking-to-market of certain interest rate collar and cap arrangements, held by the Company to manage exposure to interest rate risks, under the guidance of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The impact on the Consolidated Statements of Operations and Consolidated Balance Sheets as a result of the above adjustment is to increase the reported Net Loss by $1.2 million and to increase Other Liabilities by $1.9 million and decrease Deferred Income taxes by $671,000.


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



PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
                               LIN HOLDINGS CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                 March 31,       December 31,
                                                                   2001             2000
                                                               (unaudited)
                                                                ---------        ------------
  ASSETS
  Current assets:
  Cash and cash equivalents                                    $     6,935       $     7,832
  Accounts receivable, less allowance for doubtful accounts
    (2001 - $1,552; 2000 - $1,679)                                  44,116            58,826
  Program rights                                                    15,513            13,614
  Other current assets                                               4,235             4,302
                                                               -----------       -----------
    Total current assets                                            70,799            84,574
  Property and equipment, net                                      162,505           164,738
  Deferred financing costs                                          34,978            36,298
  Equity investments                                                85,623            91,798
  Investment in SSDB
  Investment in Southwest Sports Group,
  at cost plus accrued interest                                     53,750            53,000
  Program rights                                                     3,486             4,155
  Intangible assets, net                                         1,591,626         1,600,882
  Other assets                                                       9,918             9,918
                                                               -----------       -----------
      Total Assets                                             $ 2,012,685       $ 2,045,363
                                                               ===========       ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                             $     4,691       $     7,226
  Program obligations                                               14,788            13,491
  Accrued income taxes                                               5,281             5,578
  Current portion of long-term debt                                 22,337            19,572
  Accrued interest expense                                           4,362            10,809
  Accrued sales volume discount                                        601             4,728
  Other accrued expenses                                            14,080            16,604
                                                               -----------       -----------
    Total current liabilities                                       66,140            78,008
  Long-term debt, excluding current portion                        972,195           968,685
  Deferred income taxes                                            517,407           521,494
  Program obligations                                                3,661             3,984
  Other liabilities                                                  8,867             7,002
                                                               -----------       -----------
      Total liabilities                                          1,568,270         1,579,173
                                                               -----------       -----------
  Commitments and Contingencies (Note 7)

  Stockholders' equity:
  Common stock, $0.01 par value: 1,000 shares authorized,
    issued and outstanding                                              --                --
  Additional paid-in capital                                       561,669           561,669
  Accumulated deficit                                             (117,254)          (95,479)
                                                               -----------       -----------
    Total stockholders' equity                                     444,415           466,190
                                                               -----------       -----------
      Total liabilities and stockholders' equity               $ 2,012,685       $ 2,045,363
                                                               ===========       ===========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                               LIN HOLDINGS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (Unaudited)

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            2001           2000
                                                          --------       --------
  Net revenues                                            $ 58,028       $ 59,274
  Operating costs and expenses:
    Direct operating                                        19,737         18,073
    Selling, general and administrative                     15,647         14,043
    Corporate                                                2,390          2,516
    Amortization of program rights                           5,366          4,996
    Depreciation and amortization of intangible assets      16,266         15,355
                                                          --------       --------
 Total operating costs and expenses                         59,406         54,983
                                                          --------       --------
 Operating income (loss)                                   (1,378)         4,291

 Other (income) expense:
    Interest expense                                        24,273         19,774
    Investment income                                         (930)        (1,016)
    Share of loss in equity investments                      1,386          1,021
    Other, net                                                (205)            25
                                                          --------       --------
  Total other expense, net                                  24,524         19,804
                                                          --------       --------
  Loss before provision for
    (benefit from) income taxes                            (25,902)       (15,513)
  Provision for (benefit from) income taxes                 (4,127)         7,053
                                                          --------       --------
  Net loss                                                $(21,775)      $(22,566)
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
                                                                                                     =========

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     REVISION - The Company has revised its Consolidated Financial Statements for the quarter ended March 31, 2001 to record and disclose the marking-to-market of certain interest rate collar and cap arrangements, held by the Company to manage exposure to interest rate risks, under the guidance of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The impact on the Consolidated Statement of Operations and Consolidated Balance Sheet as a result of the above adjustment is to increase the reported Net Loss by $1.2 million and to increase Other Liabilities by $1.9 million and decrease Deferred Income taxes by $671,000.

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

     UNAUDITED PRO FORMA RESULTS OF ACQUISITIONS. The following summarizes unaudited pro forma consolidated results of operations as if acquisitions and disposals in 2000 had taken place as of the beginning of the periods presented (in thousands):

                             Three months      Three months
                            ended March 31,  ended March 31,
                                 2001             2000
                             (unaudited)      (unaudited)
                            ---------------  ---------------
  Net revenues                $ 58,028         $ 62,089
  Operating income (loss)       (1,378)           4,807
  Net loss                     (21,775)         (24,136)



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

NOTE 8 - DERIVATIVE INSTRUMENTS:

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met.

The Company uses derivative instruments to manage exposures to interest rate risks. The Company's objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impact of these exposures.

The Company uses interest rate collar and cap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $160 million at March 31, 2001, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility. The aggregate fair value of the interest rate collar and cap arrangements at March 31, 2001 was a liability of $1.9 million. Interest expense for the three months ended March 31, 2001 includes a loss of $1.9 million from the marking-to-market of these derivative instruments.

                           LIN TELEVISION CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except number of shares)

                                                                    March 31,          December 31,
                                                                      2001                 2000
                                                                  (unaudited)
                                                                  -----------          ------------
  ASSETS
  Current assets:
  Cash and cash equivalents                                        $     6,935         $     7,832
  Accounts receivable, less allowance for doubtful accounts
    (2001 - $1,552; 2000 - $1,679)                                      44,116              58,826
  Program rights                                                        15,513              13,614
  Other current assets                                                   4,235               4,302
                                                                   -----------         -----------
    Total current assets                                                70,799              84,574
  Property and equipment, net                                          162,505             164,738
  Deferred financing costs                                              26,140              27,142
  Equity investments                                                    85,623              91,798
  Investment in SSDB
  Investment in Southwest Sports Group, at cost plus
    accrued interest                                                    53,750              53,000
  Program rights                                                         3,486               4,155
  Intangible assets, net                                             1,591,626           1,600,882
  Other assets                                                           9,918               9,918
                                                                   -----------         -----------
      Total Assets                                                 $ 2,003,847         $ 2,036,207
                                                                   ===========         ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                                 $     4,691         $     7,226
  Program obligations                                                   14,788              13,491
  Accrued income taxes                                                   5,281               5,578
  Current portion of long-term debt                                     22,337              19,572
  Accrued interest expense                                               4,362              10,809
  Accrued sales volume discount                                            601               4,728
  Other accrued expenses                                                14,080              16,604
                                                                   -----------         -----------
  Total current liabilities                                             66,140              78,008
  Long-term debt, excluding current portion                            702,598             705,560
  Deferred income taxes                                                538,959             536,619
  LIN Holdings tax sharing obligations                                   8,364               8,364
  Program obligations                                                    3,661               3,984
  Other liabilities                                                      8,865               7,002
                                                                   -----------         -----------
      Total liabilities                                              1,328,587           1,339,537
                                                                   -----------         -----------
  Commitments and Contingencies (Note 7)

  Stockholders' equity:
    Common stock, $0.01 par value: 1,000 shares authorized,
      issued and outstanding                                                --                  --
    Additional paid-in capital                                         748,524             748,523
    Accumulated deficit                                                (73,264)            (51,853)
                                                                   -----------         -----------
    Total stockholders' equity                                         675,260             696,670
                                                                   -----------         -----------
      Total liabilities and stockholders' equity                   $ 2,003,847         $ 2,036,207
                                                                   ===========         ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           LIN TELEVISION CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (In thousands)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               2001            2000
                                                            --------         --------
  Net revenues                                              $ 58,028         $ 59,274
  Operating costs and expenses:
      Direct operating                                        19,737           18,073
      Selling, general and administrative                     15,647           14,043
      Corporate                                                2,390            2,516
      Amortization of program rights                           5,366            4,996
      Depreciation and amortization of intangible assets      16,266           15,355
                                                           ---------         --------
  Total operating costs and expenses                          59,406           54,983
                                                           ---------         --------
  Operating income (loss)                                     (1,378)           4,291

  Other (income) expense:
      Interest expense                                        17,482           13,584
      Investment income                                         (930)          (1,016)
      Share of loss in joint equity investments                1,386            1,021
      Other, net                                                (205)              25
                                                           ---------         --------
  Total other expense, net                                    17,733           13,614
                                                           ---------         --------
  Loss before provision for
    (benefit from) income taxes                              (19,111)          (9,323)
  Provision for (benefit from) income taxes                    2,300           (8,234)
                                                           ---------         --------
  Net loss                                                 $ (21,411)        $ (1,089)
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
                                                                                                         =========

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION:

     REVISION - The Company has revised its Consolidated Financial Statements for the quarter ended March 31, 2001 to record and disclose the marking-to-market of certain interest rate collar and cap arrangements, held by the Company to manage exposure to interest rate risks, under the guidance of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The impact on the Consolidated Statement of Operations and Consolidated Balance Sheet as a result of the above adjustment is to increase the reported Net Loss by $1.2 million and to increase Other Liabilities by $1.9 million and decrease Deferred Income taxes by $671,000.

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


     UNAUDITED PRO FORMA RESULTS OF ACQUISITIONS. The following summarizes unaudited pro forma consolidated results of operations as if acquisitions and disposals in 2000 had taken place as of the beginning of the periods presented (in thousands):

                             Three months      Three months
                            ended March 31,  ended March 31,
                                 2001             2000
                             (unaudited)      (unaudited)
                            ---------------  ---------------
  Net revenues                $ 58,028         $ 62,089
  Operating income (loss)       (1,378)           4,807
  Net loss                     (21,411)         (24,136)


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

NOTE 8 - DERIVATIVE INSTRUMENTS:

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met.

The Company uses derivative instruments to manage exposures to interest rate risks. The Company's objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impact of these exposures.

The Company uses interest rate collar and cap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $160 million at March 31, 2001, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility. The aggregate fair value of the interest rate collar and cap arrangements at March 31, 2001 was a liability of $1.9 million. Interest expense for the three months ended March 31, 2001 includes a loss of $1.9 million from the marking-to-market of these derivative instruments.

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

OTHER EXPENSES

     Interest expense increased $4.5 million to $24.3 million for the three-month period ended March 31, 2001 compared to interest expense of $19.8 million for the same period last year. The increase is primarily the result of losses of $1.9 million on derivative instruments and increased borrowings associated with the acquisition of WWLP-TV on March 31, 2000.

     Interest expense for LIN Television Corporation increased $3.9 million to $17.5 million for the three-month period ended March 31, 2001, compared to interest expense of $13.6 million for the same period last year. The increase is primarily the result of losses of $1.9 million on derivative instruments and increased borrowings associated with the acquisition of WWLP-TV on March 31, 2000.

     The Company's provision from income taxes changed to a benefit of approximately $4.1 million for the three-month period ended March 31, 2001 compared to a provision of $7.1 million for the same period last year. These changes were primarily due to the disproportionate impact of non-deductible goodwill relative to the projected annual pretax net loss from period to period.

     LIN Television Corporation's benefit from income taxes changed to a provision of approximately $2.3 million for the three-month period ended March 31, 2001 compared to a benefit of approximately $8.2 million for the same period last year. These changes were primarily due to the disproportionate impact of non-deductible goodwill relative to the projected annual pretax net loss from period to period.

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

RISKS ASSOCIATED WITH BUSINESS ACTIVITIES

     POTENTIAL NEGATIVE CONSEQUENCES OF SUBSTANTIAL INDEBTEDNESS. As of March 31, 2001, LIN Holdings had approximately $995 million of consolidated indebtedness and approximately $444 million of consolidated stockholders' equity. LIN Television had approximately $725 million of consolidated indebtedness and approximately $675 million of consolidated stockholders' equity.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates principally with respect with to its senior credit facility, which is priced based on certain variable interest rate alternatives.

The Company uses derivative instruments to manage exposures to interest rate risks. The Company's objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impact of these exposures.

The Company uses interest rate collar and cap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $160 million at March 31, 2001, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility. The aggregate fair value of the interest rate collar and cap arrangements at March 31, 2001 was a liability of $1.9 million. Interest expense for the three months ended March 31, 2001 includes a loss of $1.9 million from the marking-to-market of these derivative instruments.

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


LIN HOLDINGS CORP.                          LIN TELEVISION CORPORATION
      (Registrant)                                        (Registrant)



DATED: August 8, 2001                       /s/ Peter E. Maloney
                                            ------------------------------------
                                            Peter E. Maloney
                                            Vice President of Finance
                                            (Principal Financial and Accounting
                                            Officer.)