Form 10-Q
period 2001-06-30
LIN HOLDINGS CORP; LIN TELEVISION CORP
filed 2001-08-09
CIK 1062707, 931058

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.


                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2001.

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

      For the transition period from_______________to_______________


Commission File Number: 333-54003-06        Commission File Number: 000-25206

         LIN HOLDINGS CORP.                     LIN TELEVISION CORPORATION
   (Exact name of registrant as                (Exact name of registrant as
     specified in its charter)                   specified in its charter)

            DELAWARE                                     DELAWARE
  (State or other jurisdiction of             (State or other jurisdiction of
   incorporation or organization)              incorporation or organization)

           75-2733097                                   13-3581627
(I.R.S. Employer Identification No.)        (I.R.S. Employer Identification No.)

       1 RICHMOND SQUARE, SUITE 230E, PROVIDENCE, RHODE ISLAND    02906
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

1,000 Shares of LIN Holdings Corp.'s Common Stock, par value $.01 per share, and 1,000 shares of LIN Television Corporation's Common Stock, par value $.01 per share, were outstanding as of June 30, 2001.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements

LIN HOLDINGS CORP.
         Condensed Consolidated Balance Sheets                               1
         Condensed Consolidated Statements of Operations                     2
         Condensed Consolidated Statements of Cash Flows                     3
         Notes to Condensed Consolidated Financial Statements                4

LIN TELEVISION CORPORATION
         Condensed Consolidated Balance Sheets                              11
         Condensed Consolidated Statements of Operations                    12
         Condensed Consolidated Statements of Cash Flows                    13
         Notes to Condensed Consolidated Financial Statements               14

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                            21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         29

Part II. Other Information

Item 1.  Legal Proceedings                                                  30
Item 6.  Exhibits and Reports on Form 8-K                                   30

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                               LIN HOLDINGS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                      June 30,            December 31,
                                                                        2001                 2000
ASSETS                                                              (unaudited)
                                                                    -----------           ------------
Current assets:
Cash and cash equivalents                                           $    49,955           $     7,832
Accounts receivable, less allowance for doubtful accounts
 (2001 - $1,477; 2000 - $1,679)                                          55,773                58,826
Program rights                                                           12,123                13,614
Other current assets                                                      4,435                 4,302
                                                                    -----------           -----------
   Total current assets                                                 122,286                84,574
Property and equipment, net                                             160,527               164,738
Deferred financing costs                                                 38,059                36,298
Equity investments                                                       85,623                91,798
Investment in Southwest Sports Group, at cost plus
  accrued interest                                                       54,500                53,000
Program rights                                                            2,957                 4,155
Intangible assets, net                                                1,583,440             1,600,882
Other assets                                                              9,918                 9,918
                                                                    -----------           -----------
      Total Assets                                                  $ 2,057,310           $ 2,045,363
                                                                    ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                    $     4,453           $     7,226
Program obligations                                                      10,997                13,491
Accrued income taxes                                                      4,810                 5,578
Current portion of long-term debt                                            --                19,572
Accrued interest expense                                                 11,497                10,809
Accrued sales volume discount                                             1,473                 4,728
Other accrued expenses                                                   13,288                16,604
                                                                    -----------           -----------
   Total current liabilities                                             46,518                78,008
Long-term debt, excluding current portion                             1,055,036               968,685
Deferred income taxes                                                   510,999               521,494
Program obligations                                                       3,216                 3,984
Other liabilities                                                         8,986                 7,002
                                                                    -----------           -----------
      Total liabilities                                               1,624,755             1,579,173
                                                                    -----------           -----------
Commitments and Contingencies (Note 8)

Stockholders' equity:
Common stock, $0.01 par value: 1,000 shares authorized,
 issued and outstanding                                                      --                    --
Additional paid-in capital                                              561,808               561,669
Accumulated deficit                                                    (129,253)              (95,479)
                                                                    -----------           -----------
      Total stockholders' equity                                        432,555               466,190
                                                                    -----------           -----------
         Total liabilities and stockholders' equity                 $ 2,057,310           $ 2,045,363
                                                                    ===========           ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               LIN HOLDINGS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                      Three Months Ended June 30,         Six Months Ended June 30,
                                                      ---------------------------        ---------------------------
                                                         2001             2000             2001              2000
                                                       --------         --------         ---------         ---------
Net revenues                                           $ 73,046         $ 77,798         $ 131,074         $ 137,072

Operating costs and expenses:
   Direct operating                                      20,857           19,679            40,594            37,752
   Selling, general and administrative                   16,345           17,074            31,992            31,117
   Corporate                                              2,094            2,020             4,484             4,536
   Amortization of program rights                         5,433            5,345            10,799            10,341
   Depreciation and amortization of
    intangible assets                                    17,049           15,956            33,315            31,311
                                                       --------         --------         ---------         ---------
Total operating costs and expenses                       61,778           60,074           121,184           115,057
                                                       --------         --------         ---------         ---------
Operating income                                         11,268           17,724             9,890            22,015

Other (income) expense:
   Interest expense                                      23,905           23,370            48,178            43,144
   Investment income                                       (979)          (1,036)           (1,909)           (2,052)
   Share of (income) loss in equity investments            (132)            (584)            1,254               437
   Loss on WAND-TV exchange                                  --            2,720                --             2,720
   Other, net                                               (12)             (13)             (217)               12
                                                       --------         --------         ---------         ---------
Total other expense, net                                 22,782           24,457            47,306            44,261
                                                       --------         --------         ---------         ---------
Loss before provision for (benefit from)
 income taxes and extraordinary item                    (11,514)          (6,733)          (37,416)          (22,246)
Provision for (benefit from) income taxes                (3,925)            (127)           (8,052)            6,926
                                                       --------         --------         ---------         ---------
Loss before extraordinary item                           (7,589)          (6,606)          (29,364)          (29,172)

Extraordinary loss due to extinguishment of
     debt, net of tax benefit of $2,400                   4,410               --             4,410                --
                                                       --------         --------         ---------         ---------
Net loss                                               $(11,999)        $ (6,606)        $ (33,774)        $ (29,172)
                                                       ========         ========         =========         =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               LIN HOLDINGS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                       Six Months Ended June 30,
                                                                      ---------------------------
                                                                         2001              2000
                                                                      ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             $   2,460         $  17,318
                                                                      ---------         ---------
INVESTING ACTIVITIES:
Capital expenditures                                                     (7,786)          (12,080)
Investment in Banks Broadcasting, Inc.                                   (1,500)               --
Capital distributions from equity investments                             6,419                --
Acquisition of WWLP-TV, net of cash acquired                                 --          (125,878)
Acquisition of WNAC-TV                                                   (2,500)               --
Other investments                                                        (1,236)               --
Local marketing agreement expenditures                                       --            (3,250)
                                                                      ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                    (6,603)         (141,208)
                                                                      ---------         ---------
FINANCING ACTIVITIES:
Net payments on exercises of phantom stock units and issuance
 of employee stock purchase plan shares                                      --                12
Proceeds from long-term debt related to acquisition of WNAC-TV            2,500                --
Proceeds from revolver debt, net                                         13,000                --
Proceeds from long-term debt related to acquisition of WWLP-TV               --           128,000
Proceeds from long-term debt                                            276,055            15,000
Principal payments on long-term debt                                   (238,389)          (20,154)
Financing costs incurred on issuance of long-term debt                   (6,900)               --
                                                                      ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                46,266           122,858
                                                                      ---------         ---------
Net increase (decrease) in cash and cash equivalents                     42,123            (1,032)
Cash and cash equivalents at the beginning of the period                  7,832            17,699
                                                                      ---------         ---------
Cash and cash equivalents at the end of the period                    $  49,955         $  16,667
                                                                      =========         =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION:

         LIN Holdings Corp. ("LIN Holdings"), together with its subsidiaries, including LIN Television Corporation ("LIN Television") (together, the "Company"), is a television station group operator in the United States and Puerto Rico. LIN Holdings and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse").

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


NOTE 2 - BUSINESS COMBINATIONS:

         WAND-TV EXCHANGE: On April 1, 2000, the Company exchanged, with Block Communications Inc. (formerly Blade Communications Inc.), a 66.67% interest in certain assets of its television station WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. Immediately after the WAND-TV exchange the Company and Block Communications Inc. contributed their respective interests in the WAND-TV assets to a partnership, with the Company receiving a 33.33% interest in the partnership.

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

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


         WNAC-TV: On June 5, 2001, the Company acquired the broadcast license and certain related assets of WNAC-TV, the Fox affiliate serving the Providence-New Bedford market. Simultaneously with the acquisition, the Company assumed an existing LMA agreement with STC Broadcasting, Inc., an entity in which Hicks Muse has a substantial economic interest, under which STC Broadcasting, Inc. will operate WNAC-TV. As a result of this LMA, the Company does not generate revenues or incur expenses from the operation of this station but, instead receives an annual fee of $100,000 from STC Broadcasting, Inc. The total purchase price was approximately $2.5 million. The acquisition was funded with a note payable to STC Broadcasting. The Company has accounted for the business combination under the purchase method of accounting. The acquisition is summarized as follows (in thousands):

    Property and equipment                     $   16
    FCC license and network affiliation         2,484
                                               ------
    Total acquisition                          $2,500
                                               ======

NOTE 3 - INVESTMENTS:

         JOINT VENTURE WITH NBC. The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the joint venture (in thousands):

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                            Three months ended June 30,    Six months ended June 30,
                            ---------------------------    -------------------------
                                2001           2000            2001         2000
                                ----           ----            ----         ----
Net revenues                  $ 41,454       $ 45,687        $ 76,470     $ 82,937
Operating income                17,932         19,657          28,325       32,213
Net loss                         1,800          3,624          (3,776)        (508)

                           June 30, 2001   June 30, 2000
                           -------------   -------------
Current assets                $  7,851       $ 15,839
Non-current assets             242,310        245,540
Current liabilities                725          1,087
Non-current liabilities        815,500        815,500


         INVESTMENT IN BANKS BROADCASTING, INC. The Company owns a 50.00% non-voting interest in Banks Broadcasting, Inc., a company formed in August 2000, and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

                             Three months        Six months ended
                            ended June 30,           June 30,
                                2001                   2001
                            --------------       ----------------
Net revenues                   $ 1,054                $ 2,125
Operating loss                    (703)                  (872)
Net loss                          (452)                  (798)

                            June 30, 2001
                            -------------
Current assets                 $ 3,105
Non-current assets              27,323
Current liabilities              1,510
Non-current liabilities            582


         INVESTMENT IN WAND (TV) PARTNERSHIP. The Company owns a 33.33% interest in WAND (TV) Partnership, a partnership formed in April 2000, and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of WAND
(TV) Partnership (in thousands):

                           Three months ended June 30,    Six months ended June 30,
                           ---------------------------    -------------------------
                                2001          2000          2001            2000
                                ----          ----          ----            ----
Net revenues                   $1,720        $2,120        $ 3,302         $2,120
Operating income (loss)            25            51           (138)            51
Net income (loss)                  40            51           (123)            51

                           June 30, 2001      June 30, 2000
                           -------------      -------------
Current assets                $ 3,283            $ 2,178
Non-current assets             34,346             35,207
Current liabilities               641              1,518

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 4 - INTANGIBLE ASSETS:

      Intangible assets consisted of the following at (in thousands):

                                            June 30, 2001     December 31, 2000
                                            -------------     -----------------
FCC licenses and network affiliations        $ 1,059,275         $ 1,055,653
Goodwill                                         652,508             652,508
LMA purchase options                               1,725               1,125
                                             -----------         -----------
                                               1,713,508           1,709,286
Less accumulated amortization                   (130,068)           (108,404)
                                             -----------         -----------
                                             $ 1,583,440         $ 1,600,882
                                             ===========         ===========


NOTE 5 - DERIVATIVE INSTRUMENTS:

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which requires that all derivative instruments be reported on the balance sheet as fair value and that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met.

         The Company uses derivative instruments to manage exposure to interest rate risks. The Company's objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures.

         The Company uses interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS 133, in the notional amount of $160.0 million at June 30, 2001 to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility. The aggregate fair value of the arrangements at June 30, 2001 was a liability of $2.0 million. Interest expense for the three and six-month periods ended June 30, 2001 includes a loss of $119,000 and $2.0 million, respectively, from the marking-to-market of these derivative instruments.


NOTE 6 - LONG-TERM DEBT:

         Long-term debt consisted of the following at (in thousands):

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


                                                  June 30, 2001     December 31, 2000
                                                  -------------     -----------------
Senior Credit Facilities                            $  200,301          $ 425,690
$300,000, 8 3/8% Senior Subordinated Notes
  due 2008 (net of a discount of $530 as of
  June 30, 2001)                                       299,470            299,442
$325,000, 10% Senior Discount Notes
  due 2008 (net of a discount of $48,718 as
  of June 30, 2001)                                    276,282            263,125
$210,000, 8% Senior Subordinated Notes
  due 2008 (net of discount of $7,747 as of
  June 30, 2001)                                       202,253                 --
$100,000, 10% Senior Discount Notes
  due 2008 (net of discount of $25,769 as of
  June 30, 2001)                                        74,230                 --
$2,500 7% STC Broadcasting Note                          2,500                 --
  due 2006
                                                    ----------          ---------
Total debt                                           1,055,036            988,257
Less current portion                                        --            (19,572)
                                                    ----------          ---------
Total long-term debt                                $1,055,036          $ 968,685
                                                    ==========          =========


         On June 14, 2001, LIN Holdings Corp. issued $100 million aggregate principal amount at maturity of 10% Senior Discount Notes due 2008 in a private placement. The Senior Discount Notes were issued at a discount to yield 12.5% and generated net proceeds of $73.9 million. Financing costs of $2.4 million were incurred in connection with the issuance and will be amortized over the term of the debt. The Senior Discount Notes are unsecured senior obligations of LIN Holdings and are not guaranteed. Cash interest will not accrue or be payable on the Senior Discount Notes prior to March 1, 2003. Thereafter, cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing on September 1, 2003. The Company is subject to compliance with certain financial covenants and other conditions set forth in offering memorandum. The Notes are subject to early redemption provisions in the event of a change of control.

         On June 14, 2001, LIN Television issued $210 million aggregate principal amount at maturity of 8% Senior Notes due 2008 in a private placement. The Senior Notes were issued at a discount to yield 8-3/4% and generated net proceeds of $202.2 million. The Senior Notes are unsecured senior obligations of LIN Television without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television and are not guaranteed. Financing costs of $4.5 million were incurred in connection with the issuance and will be amortized over the term of the debt. Cash interest on the Senior Notes accrues at a rate of 8% per annum and will be payable semi-annually in arrears commencing on January 15, 2002. LIN Television is subject to compliance with certain financial covenants and other conditions set forth in offering memorandum. The Notes are subject to early redemption provisions in the event of a change of control.

         A portion of the proceeds from the Senior Discount Notes and the Senior Notes less certain transactional costs were used to repay $233.2 million of the Company's existing Senior Credit Facilities.

         The extraordinary item in the period ending June 30, 2001 of $4.4 million, net of a tax benefit of $2.4 million, relates to the write-off of unamortized deferred financing costs related to the early settlement of this debt.

         Simultaneously with the consummation of the offering of the new Senior Discount Notes and the new Senior Notes, the Company obtained certain amendments to its existing Senior Credit Facilities which (i) provided for the adjustment of certain financial covenants and ratio tests, (ii) provided that $100 million of the $160 million revolving portion of the Senior Credit Facilities may be used to fund the $125 million mandatory redemption payment on the existing Senior Discount Notes due on March 1, 2003 or, subsequent to the funding of the mandatory redemption payment, to make interest payments

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


on the existing Senior Discount Notes and (iii) increased certain fees and interest rate spreads. As a result of the repayment of the term loans under the Senior Credit Facilities, there is expected to be no required scheduled amortization payments until December 2005.

         The following are the adjustments made to the financial covenant and ratio tests:

                                     1Q01      2Q01      3Q01      4Q01      1Q02      2Q02      3Q02      4Q02
                                     ----      ----      ----      ----      ----      ----      ----      ----
Maximum Leverage Ratio:
Amended                              7.40x     7.40x     7.40x     7.40x     7.40x     7.40x     7.40x     7.40x
Prior                                6.75x     6.75x     6.75x     6.75x     6.75x     6.75x     6.40x     6.40x

Minimum Interest Coverage Ratio:
Amended                              1.50x     1.50x     1.50x     1.50x     1.50x     1.50x     1.50x     1.50x
Prior                                1.70x     1.70x     1.70x     1.70x     1.75x     1.75x     1.85x     1.85x


NOTE 7 - RELATED PARTY TRANSACTIONS:

         MONITORING AND OVERSIGHT AGREEMENT. The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company's ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable, on a prospective basis, on January 1 of each calendar year to an amount equal to 1% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of the Company for the then current fiscal year. Upon the acquisition by the Company of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of the Company. In no event shall the annual fee be less than $1.0 million. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The fee for the three and six months ended June 30, 2001 was $314,000 and $626,000, respectively. The fee for the three and six months ended June 30, 2000 was $286,000 and $624,000, respectively.


NOTE 8 - COMMITMENTS AND CONTINGENCIES:

         The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of June 30, 2001, is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

         On March 30, 2001, the Company exercised its option to acquire the FCC licenses of two of the Company's LMA stations, WCTX-TV and WOTV-TV. The Company expects to close on the acquisitions of WCTX-TV and WOTV-TV upon the regulatory approval of the Federal Communication Commission. The combined purchase price is approximately $7.3 million, of which $4.0 million has been pre-paid. The balance of $3.3 million will be funded by a combination of operating funds and additional borrowings from the revolving credit facility.


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS:

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


the purchase method of accounting to be applied for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not expect the application of SFAS 141 to have a material impact on its financial position or results of operations.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is generally effective for the Company from January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and the introduction of impairment testing in its place. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact of SFAS 142 on its financial position and results of operations.


NOTE 10 - SUBSEQUENT EVENTS:

         WNLO-TV: On July 25, 2001, the Company acquired the broadcast license and operating assets of WNLO-TV (formerly called WNEQ-TV), an independent broadcast television station located in Buffalo, New York. The Company has been operating WNLO-TV since January 29, 2001 under a LMA agreement. The total purchase price is approximately $26.2 million, and will be funded by available cash. The Company intends to account for the business combination under the purchase method of accounting.

         WJPX-TV, WKPV-TV, AND WJWN-TV: On August 2, 2001, the Company acquired the broadcast license and operating assets of WJPX-TV, an independent television station in San Juan, Puerto Rico, WKPV-TV, an independent television station in Ponce, Puerto Rico and WJWN-TV, an independent television station in San Sebastian, Puerto Rico. WKPV-TV and WJWN-TV currently rebroadcast the programming carried on WJPX-TV. The total purchase price of the three stations is approximately $11.2 million, and will be funded by available cash. The Company intends to account for the business combination under the purchase method of accounting.

                           LIN TELEVISION CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except number of shares)

                                                                               June 30,            December 31,
                                                                                 2001                 2000
ASSETS                                                                       (unaudited)
                                                                             -----------           ------------
Current assets:
Cash and cash equivalents                                                    $    49,955           $     7,832
Accounts receivable, less allowance for doubtful accounts
  (2001 - $1,477; 2000 - $1,679)                                                  55,773                58,826
Program rights                                                                    12,123                13,614
Other current assets                                                               4,435                 4,302
                                                                             -----------           -----------
   Total current assets                                                          122,286                84,574
Property and equipment, net                                                      160,527               164,738
Deferred financing costs                                                          27,146                27,142
Equity investments                                                                85,623                91,798
Investment in Southwest Sports Group, at cost plus accrued interest               54,500                53,000
Program rights                                                                     2,957                 4,155
Intangible assets, net                                                         1,583,440             1,600,882
Other assets                                                                       9,918                 9,918
                                                                             -----------           -----------
       Total Assets                                                          $ 2,046,397           $ 2,036,207
                                                                             ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                             $     4,453           $     7,226
Program obligations                                                               10,997                13,491
Accrued income taxes                                                               4,810                 5,578
Current portion of long-term debt                                                      0                19,572
Accrued interest expense                                                          11,497                10,809
Accrued sales volume discount                                                      1,473                 4,728
Other accrued expenses                                                            13,288                16,604
                                                                             -----------           -----------
   Total current liabilities                                                      46,518                78,008
Long-term debt, excluding current portion                                        704,524               705,560
Deferred income taxes                                                            532,388               536,619
LIN Holdings tax sharing obligations                                               8,365                 8,364
Program obligations                                                                3,216                 3,984
Other liabilities                                                                  8,986                 7,002
                                                                             -----------           -----------
       Total liabilities                                                       1,303,997             1,339,537
                                                                             -----------           -----------
Commitments and Contingencies (Note 8)

Stockholders' equity:
  Common stock, $0.01 par value: 1,000 shares authorized,
   issued and outstanding                                                             --                    --
  Additional paid-in capital                                                     820,102               748,523
  Accumulated deficit                                                            (77,702)              (51,853)
                                                                             -----------           -----------
       Total stockholders' equity                                                742,400               696,670
                                                                             -----------           -----------
          Total liabilities and stockholders' equity                         $ 2,046,397           $ 2,036,207
                                                                             ===========           ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           LIN TELEVISION CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                               Three Months Ended June 30,             Six Months Ended June 30,
                                                               ---------------------------           -----------------------------
                                                                 2001               2000                2001               2000
                                                                 ----               ----                ----               ----
Net revenues                                                   $ 73,046           $ 77,798           $ 131,074           $ 137,072
                                                               --------           --------           ---------           ---------
Operating costs and expenses:
   Direct operating                                              20,857             19,679              40,594              37,752
   Selling, general and administrative                           16,345             17,074              31,992              31,117
   Corporate                                                      2,094              2,020               4,484               4,536
   Amortization of program rights                                 5,433              5,345              10,799              10,341
   Depreciation and amortization of intangible assets            17,049             15,956              33,315              31,311
                                                               --------           --------           ---------           ---------
Total operating costs and expenses                               61,778             60,074             121,184             115,057
                                                               --------           --------           ---------           ---------
Operating income                                                 11,268             17,724               9,890              22,015

Other (income) expense:
   Interest expense                                              16,505             16,987              33,987              30,571
   Investment income                                               (979)            (1,036)             (1,909)             (2,052)
   Share of (income) loss in equity investments                    (132)              (584)              1,254                 437
   Loss on WAND-TV exchange                                          --              2,720                  --               2,720
   Other, net                                                       (12)               (13)               (217)                 12
                                                               --------           --------           ---------           ---------
Total other expense, net                                         15,382             18,074              33,115              31,688
                                                               --------           --------           ---------           ---------
Loss before provision for (benefit from)
      income taxes and extraordinary item                        (4,114)              (350)            (23,225)             (9,673)
Provision for (benefit from) income taxes                        (4,086)             2,820              (1,786)             (5,414)
                                                               --------           --------           ---------           ---------
Loss before extraordinary item                                      (28)            (3,170)            (21,439)             (4,259)

Extraordinary loss due to extinguishment of debt,
      net of tax benefit of $2,400                                4,410                 --               4,410                  --
                                                               --------           --------           ---------           ---------
Net loss                                                       $ (4,438)          $ (3,170)          $ (25,849)          $  (4,259)
                                                               ========           ========           =========           =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           LIN TELEVISION CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                          Six Months Ended June 30,
                                                                        -----------------------------
                                                                          2001                2000
                                                                          ----                ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                               $   2,460              17,318
                                                                        ---------           ---------
INVESTING ACTIVITIES:
Capital expenditures                                                       (7,786)            (12,080)
Investment in Banks Broadcasting, Inc.                                     (1,500)
Capital distributions from equity investments                               6,419                  --
Acquisition of WWLP-TV, net of cash acquired                                   --            (125,878)
Acquisition of WNAC-TV                                                     (2,500)                 --
Other investments                                                          (1,236)                 --
Local marketing agreement expenditures                                         --              (3,250)
                                                                        ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                      (6,603)           (141,208)
                                                                        ---------           ---------
FINANCING ACTIVITIES:
Net payments on exercises of phantom stock units and issuance
 of employee stock purchase plan shares                                        --                  12
Capital contribution from LIN Holdings                                     71,450                  --
Proceeds from long-term debt related to acquisition of WNAC-TV              2,500                  --
Proceeds from revolver debt, net                                           13,000                  --
Proceeds from long-term debt related to acquisition of WWLP-TV                 --             128,000
Proceeds from long-term debt                                              202,205              15,000
Principal payments on long-term debt                                     (238,389)            (20,154)
Financing costs incurred on issuance of long-term debt                     (4,500)                 --
                                                                        ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  46,266             122,858
                                                                        ---------           ---------
Net increase (decrease) in cash and cash equivalents                       42,123              (1,032)
Cash and cash equivalents at the beginning of the period                    7,832              17,699
                                                                        ---------           ---------
Cash and cash equivalents at the end of the period                      $  49,955           $  16,667
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

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


    NOTE 1 - BASIS OF PRESENTATION:

          LIN Television Corporation (together with its subsidiaries, the "Company" or "LIN Television") is a television station group operator in the United States and Puerto Rico. LIN Television and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") and are directly owned by LIN Holdings Corporation ("LIN Holdings").

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

          In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of norma l recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

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

    NOTE 2 - BUSINESS COMBINATIONS:

          WAND-TV EXCHANGE: On April 1, 2000, the Company exchanged, with Block Communications Inc. (formerly Blade Communications Inc.), a 66.67% interest in certain assets of its television station WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. Immediately after the WAND-TV exchange the Company and Block Communications Inc. contributed their respective interests in the WAND-TV assets to a partnership, with the Company receiving a 33.33% interest in the partnership.

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

          WNAC-TV: On June 5, 2001, the Company acquired the broadcast license and certain related assets of WNAC-TV, the Fox affiliate serving the Providence-New Bedford market. Simultaneously with

                           LIN TELEVISION CORPORATION
                 Notes to Condensed Consolidated Financial Statements
                                 (unaudited)

the acquisition, the Company assumed an existing LMA agreement with STC Broadcasting, Inc., an entity in which Hicks Muse has a substantial economic interest, under which STC Broadcasting, Inc. will operate WNAC-TV. As a result of this LMA, the Company does not generate revenues or incur expenses from the operation of this station, but instead receives an annual fee of $100,000 from STC Broadcasting, Inc. The total purchase price was approximately $2.5 million. The acquisition was funded with a note payable to STC Broadcasting. The Company has accounted for the business combination under the purchase method of accounting. The acquisition is summarized as follows (in thousands):



Property and equipment                                                    $   16
FCC license and network affiliation                                        2,484
                                                                          ------
Total acquisition                                                         $2,500
                                                                          ======

NOTE 3 - INVESTMENTS:

      JOINT VENTURE WITH NBC. The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the joint venture (in thousands):

                           LIN TELEVISION CORPORATION
                  Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



                             Three months ended June 30,    Six months ended June 30,
                             ---------------------------    -------------------------
                                  2001          2000             2001          2000
                                  ----          ----             ----          ----
Net revenues                  $ 41,454      $ 45,687         $ 76,470      $ 82,937
Operating income                17,932        19,657           28,325        32,213
Net income (loss)                1,800         3,624           (3,776)         (508)

                            June 30, 2001  June 30, 2000
                            -------------  -------------
Current assets                 $  7,851     $ 15,839
Non-current assets              242,310      245,540
Current liabilities                 725        1,087
Non-current liabilities         815,500      815,500


         INVESTMENT IN BANKS BROADCASTING, INC. The Company owns a 50.00% non-voting interest in Banks Broadcasting, Inc., a company formed in August 2000, and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

                                      Three months       Six months ended
                                     ended June 30,          June 30,
                                          2001                  2001
                                     --------------      ----------------
Net revenues                           $ 1,054               $ 2,125
Operating loss                            (703)                 (872)
Net loss                                  (452)                 (798)

                                     June 30, 2001
                                     -------------
Current assets                         $  3,105
Non-current assets                       27,323
Current liabilities                       1,510
Non-current liabilities                     582


         INVESTMENT IN WAND (TV) PARTNERSHIP. The Company owns a 33.33% interest in WAND (TV) Partnership, a partnership formed in April 2000, and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of WAND
(TV) Partnership (in thousands):

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


                                 Three months ended June 30,    Six months ended June 30,
                                 ---------------------------    -------------------------
                                       2001        2000             2001         2000
                                       ----        ----             ----         ----
Net revenues                        $ 1,720     $ 2,120          $ 3,302      $ 2,120
Operating income (loss)                  25          51             (138)          51
Net income (loss)                        40          51             (123)          51

                              June 30, 2001       June 30, 2000
                              -------------       -------------
Current assets                 $  3,283             $  2,178
Non-current assets               34,346               35,207
Current liabilities                 641                1,518




 NOTE 4 - INTANGIBLE ASSETS:
       Intangible assets consisted of the following at (in thousands):

                                                 June 30, 2001    December 31, 2000
                                                 -------------    -----------------
FCC licenses and network affiliations            $ 1,059,275        $ 1,055,653
Goodwill                                             652,508            652,508
LMA purchase options                                   1,725              1,125
                                                 -----------        -----------
                                                   1,713,508          1,709,286
Less accumulated amortization                       (130,068)          (108,404)
                                                 -----------        -----------
                                                 $ 1,583,440        $ 1,600,882
                                                 ===========        ===========


 NOTE 5 - DERIVATIVE INSTRUMENTS:

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which requires that all derivative instruments be reported on the balance sheet as fair value and that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met.

         The Company uses derivative instruments to manage exposure to interest rate risks. The Company's objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures.

         The Company uses interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS 133, in the notional amount of $160.0 million at June 30, 2001 to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility. The aggregate fair value of the arrangements at June 30, 2001 was a liability of $2.0 million. Interest expense for the three and six-month periods ended June 30, 2001 includes a loss of $119,000 and $2.0 million, respectively, from the marking-to-market of these derivative instruments.


 NOTE 6 - LONG-TERM DEBT:

       Long-term debt consisted of the following at (in thousands):

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


                                                    June 30, 2001  December 31, 2000
                                                    -------------  -----------------
Senior Credit Facilities                              $ 200,301       $ 425,690
$300,000, 8 3/8% Senior Subordinated Notes
  due 2008 (net of discount of $530 as of
  June 30, 2001)                                        299,470         299,442
$210,000 8% Senior Subordinated Notes
  due 2008 (net of discount of $7,747 as of
  June 30, 2001)                                        202,253              --
$2,500 7% STC Broadcasting Note
  due 2006                                                2,500              --
                                                      ---------       ---------
Total debt                                              704,524         725,132
Less current portion                                         --         (19,572)
                                                      ---------       ---------
Total long-term debt                                  $ 704,524       $ 705,560
                                                      =========       =========


         On June 14, 2001, LIN Television issued $210 million aggregate principal amount at maturity of 8% Senior Notes due 2008 in a private placement. The Senior Notes were issued at a discount to yield 8 3/4% and generated net proceeds of $202.2 million. The Senior Notes are unsecured senior obligations of LIN Television without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television and are not guaranteed. Financing costs of $4.5 million were incurred in connection with the issuance and will be amortized over the term of the debt. Cash interest on the Senior Notes accrues at a rate of 8% per annum and will be payable semi-annually in arrears commencing on January 15, 2002. LIN Television is subject to compliance with certain financial covenants and other conditions set forth in offering memorandum. The Notes are subject to early redemption provisions in the event of a change of control.

         A portion of the proceeds from the Senior Notes, less certain transactional costs, and a capital contribution from LIN Holdings (see Note 9 - Capital Contribution) were used to repay $233.2 million of the Company's existing Senior Credit Facilities.

         The extraordinary item in the period ending June 30, 2001 of $4.4 million, net of a tax benefit of $2.4 million, relates to the write-off of unamortized deferred financing costs related to the early settlement of this debt.

         Simultaneously with the consummation of the offering of the new Senior Notes, the Company obtained certain amendments to its existing Senior Credit Facilities which (i) provided for the adjustment of certain financial covenants and ratio tests and (ii) increased certain fees and interest rate spreads. As a result of the repayment of the term loans under the Senior Credit Facilities, there is expected to be no required scheduled amortization payments until December 2005.

           The following are the adjustments made to the financial covenant and ratio tests:

                                        1Q01     2Q01      3Q01      4Q01      1Q02      2Q02      3Q02      4Q02
                                        ----     ----      ----      ----      ----      ----      ----      ----
Maximum Leverage Ratio:
Amended                                7.40x     7.40x     7.40x     7.40x     7.40x     7.40x     7.40x     7.40x
Prior                                  6.75x     6.75x     6.75x     6.75x     6.75x     6.75x     6.40x     6.40x

Minimum Interest Coverage Ratio:
Amended                                1.50x     1.50x     1.50x     1.50x     1.50x     1.50x     1.50x     1.50x
Prior                                  1.70x     1.70x     1.70x     1.70x     1.75x     1.75x     1.85x     1.85x

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

NOTE 7 - RELATED PARTY TRANSACTIONS:

      MONITORING AND OVERSIGHT AGREEMENT. The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company's ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable, on a prospective basis, on January 1 of each calendar year to an amount equal to 1% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of the Company for the then current fiscal year. Upon the acquisition by the Company of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of the Company. In no event shall the annual fee be less than $1.0 million. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The fee for the three and six months ended June 30, 2001 was $314,000 and $626,000, respectively. The fee for the three and six months ended June 30, 2000 was $286,000 and $624,000, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

      The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of June 30, 2001, is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

      On March 30, 2001, the Company exercised its option to acquire the FCC licenses of two of the Company's LMA stations, WCTX-TV and WOTV-TV. The Company expects to close on the acquisitions of WCTX-TV and WOTV-TV upon the regulatory approval of the Federal Communication Commission. The combined purchase price is approximately $7.3 million, of which $4.0 million has been pre-paid. The balance of $3.3 million will be funded by a combination of operating funds and additional borrowings from the revolving credit facility.

NOTE 9 - CAPITAL CONTRIBUTION:

       On June 14, 2001, and in connection with the issuance of the Senior Discount Notes, LIN Holdings transferred $71.5 million to the Company in the form of a capital contribution.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS:

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting to be applied for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not expect the application of SFAS 141 to have a material impact on its financial position or results of operations.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is generally effective for the Company from January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and the introduction of impairment testing in its place. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact of SFAS 142 on its financial position and results of operations.

NOTE 11 - SUBSEQUENT EVENTS:

      WNLO-TV: On July 25, 2001, the Company acquired the broadcast license and operating assets of WNLO-TV (formerly called WNEQ-TV), an independent broadcast television station located in Buffalo, New York. The Company has been operating WNLO-TV since January 29, 2001 under a LMA agreement. The total purchase price is approximately $26.2 million, and will be funded by available cash. The Company intends to account for the business combination under the purchase method of accounting.

      WJPX-TV, WKPV-TV,and WJWN-TV: On August 2, 2001, the Company acquired the broadcast license and operating assets of WJPX-TV, an independent television station in San Juan, Puerto Rico, WKPV-TV, an independent television station in Ponce, Puerto Rico and WJWN-TV, an independent television station in San Sebastian, Puerto Rico. WKPV-TV and WJWN-TV currently rebroadcast the programming carried on WJPX-TV. The total purchase price of the three stations is approximately $11.2 million, and will be funded by available cash. The Company intends to account for the business combination under the purchase method of accounting.

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

Business

      LIN Holdings Corp. ("LIN Holdings"), together with its subsidiaries, including LIN Television Corporation ("LIN Television") (together, the "Company"), is a television station group operator in the United States and Puerto Rico. LIN Holdings and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse").

      WAND-TV EXCHANGE: On April 1, 2000, the Company exchanged, with Block Communications Inc. (formerly Blade Communications Inc.), a 66.67% interest in certain assets of its television station WAND- TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. Immediately after the WAND-TV exchange the Company and Block Communications Inc. contributed their respective interests in the WAND-TV assets to a partnership, with the Company receiving a 33.33% interest in the partnership.

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

      WNAC-TV: On June 5, 2001, the Company acquired the broadcast license and certain related assets of WNAC-TV, the Fox affiliate serving the Providence-New Bedford market. Simultaneously with the acquisition, the Company assumed an existing LMA agreement with STC Broadcasting, Inc., an entity in which Hicks Muse has a substantial economic interest, under which STC Broadcasting, Inc. will operate WNAC-TV. The total purchase price was approximately $2.5 million. The acquisition was funded with a note payable to STC Broadcasting.

      In connection with acquisitions accounted for under the purchase method of accounting, we do not separately value acquired FCC broadcasting licenses and network affiliation agreements as they do not represent separately identifiable intangible assets but rather have a value that is inseparably linked. The future value of our FCC licenses could be significantly impaired by the loss of corresponding network affiliation agreements, or vice versa.

Results of Operations

      Set forth below are the significant factors that contributed to the operating results of the Company for the three and six-month periods ended June 30, 2001 and 2000. The Company's results from operations from period to period are not directly comparable because of the impact of acquisitions and disposals, including the acquisitions of WWLP-TV and WLFI-TV in 2000, and the disposition of WAND-TV in 2000.


                                          Three months ended June 30,   Six months ended June 30,
                                          ---------------------------   -------------------------
                                              2001         2000             2001         2000
                                              ----         ----             ----         ----
Net revenues                                $ 73,046     $ 77,798         $131,074     $137,072

Operating costs and expenses:
    Direct operating                          20,857       19,679           40,594       37,752
    Selling, general and administrative       16,345       17,074           31,992       31,117
    Corporate                                  2,094        2,020            4,484        4,536
    Amortization of program rights             5,433        5,345           10,799       10,341
    Depreciation and amortization of
      intangible assets                       17,049       15,956           33,315       31,311
                                            --------     --------         --------     --------
Total operating costs and expenses            61,778       60,074          121,184      115,057
                                            --------     --------         --------     --------
Operating income                            $ 11,268     $ 17,724         $  9,890     $ 22,015
                                            --------     --------         --------     --------



      Net revenues consist primarily of national and local airtime sales, net of sales adjustments and agency commissions. Additional but less significant amounts are generated from network compensation, Internet revenues, barter revenues, production revenues and rental income. Total net revenues for the three and six-month periods ended June 30, 2001 decreased 6.1% to $73.0 million and 4.4% to $131.0 million, respectively, compared to net revenue of $77.8 million and $137.1 million, respectively, for the same periods last year. The decrease in the three and six-month periods ended June 30, 2001 was primarily due to a decrease of $1.0 million and $2.3 million respectively, in political advertising due to the campaign election cycle and a decrease of $5.0 million and $7.3 million, respectively, in demand for national advertising that began in the third quarter of 2000 and has continued into the third quarter of 2001.

      Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs for the three and six-month periods ended June 30, 2001 increased 6.0% to $20.9 million and increased 7.5% to $40.6 million, respectively, compared to direct operating expenses of $19.7 million and $37.8 million, respectively, for the same periods last year. The increase in the three and six-month periods ended June 30, 2001 is primarily due to the startup costs of the low power television stations in Grand Rapids, Michigan and the LMA in Buffalo, New York of $332,000 and $656,000, respectively, and to the impact of the acquisitions of WLFI-TV and WWLP-TV, partially offset by the disposition of WAND-TV, a net impact of $1.2 million and $2.0 million for the three and six-month periods ended June 30, 2001, respectively.

      Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses for the three and six-month periods ending June 30, 2001 decreased 4.3% to $16.3 million and increased 2.8% to $32.0 million, respectively, compared to selling, general and administrative expenses of $17.1 million and $31.1 million, respectively, for the same periods last year. The decrease is primarily due to favorable terms on an operating agreement of $765,000 and $1.5 million for the three and six-month periods ended June 30, 2001, respectively, offset by an increase of $339,000 in advertising costs associated with the network affiliation switch from the WB network to the UPN network of WCTX-TV in New Haven, Connecticut for the three and six-month periods ended June 30, 2001, respectively, as well the impact of the acquisitions of WLFI-TV and WWLP-TV, partially offset by the disposition of WAND-TV, a net impact of $1.3 million and $2.0 million for the three and six-month periods ended June 30, 2001.

      Corporate expenses, representing costs associated with the centralized management of the Company's stations for the three and six-month periods ending June 30, 2001 increased 3.7% to $2.1 million and decreased 1.1% to $4.5 million, respectively, compared to corporate expenses of $2.0 million and $4.5 million, respectively, for the same periods last year.

      Amortization of program rights, representing costs associated with the acquisition of syndicated programming, features and specials for the three and six-month periods ending June 30, 2001 increased 1.6% to $5.4 million and 4.4% to $10.8 million, respectively, compared to amortization of program rights of $5.3 million and $10.3 million, respectively, for the same periods last year. The increase is primarily due to the acquisitions of WLFI-TV and WWLP-TV partially offset by the disposition of WAND-TV.

      Depreciation and amortization of intangible assets for the three and six-month periods ending June 30, 2001 increased 6.8% to $17.0 million and increased 6.4% to $33.3 million, respectively, compared to depreciation and amortization of intangible assets of $16.0 million and $31.3 million, respectively, for the same periods last year. The increase is primarily due to the increase in equipment and intangible assets associated with the acquisitions of WLFI-TV and WWLP-TV, partially offset by the disposition of WAND-TV.

Other Expenses

      Interest expense for the three and six-month periods ended June 30, 2001 increased 2.3% to $23.9 million and increased 11.7% to $48.2 million, respectively, compared to interest expense of $23.4 million and $43.1 million, respectively, for the same periods last year. The increase is primarily the result of losses of $119,000 and $2.0 million on derivative instruments for the three and six-month periods ended June 30, 2001, respectively, and increased borrowings associated with the acquisition of WWLP-TV on March 31, 2000.

      Interest expense for LIN Television Corporation for the three and six-month periods ended June 30, 2001 decreased 2.8% to $16.5 million and increased 11.2% to $34.0 million, respectively, compared to interest expense of $17.0 million and $30.6 million, respectively, for the same periods last year. The increase is primarily the result of losses of $119,000 and $2.0 million on derivative instruments for the three and six-month periods ended June 30, 2001, respectively, and increased borrowings associated with the acquisition of WWLP-TV on March 31, 2000.

      The Company's provision for income taxes for the three-month period ended June 30, 2001 changed to a benefit of approximately $3.9 million compared to a benefit of $127,000 for the same period last year. The provision for income taxes for the six-month period ended June 30, 2001 changed to a benefit of $8.1 million compared to a provision of $6.9 million for the same period last year. These changes were primarily due to the disproportionate impact of non-deductible goodwill relative to the projected annual pretax net loss from period to period.

      LIN Television Corporation's benefit from income taxes for the three and six-month periods ended June 30, 2001 is approximately $4.1 million and $1.8 million, respectively, compared to a provision of approximately $2.8 million and a benefit of $5.4 million for the same periods last year. These changes were primarily due to the disproportionate impact of non-deductible goodwill relative to the projected annual pretax net loss from period to period.

Liquidity and Capital Resources

      At June 30, 2001, the Company had cash and cash equivalents of $50.0 million and total debt of $1.1 billion.

      Net cash provided by operating activities for the six months ended June 30, 2001 was $2.5 million compared to $17.3 million for the same period last year. The decrease is primarily the result of the noted decrease in national and political revenues and increase in operating and interest expenses.

      Net cash provided by investing activities was $6.6 million for the six months ended June 30, 2001, compared to net cash used in investing activities of $141.2 million for the same period last year. The change is primarily due to amounts paid related to the WWLP-TV transaction in the first quarter of 2000.

      Net cash used in financing activities for the six months ended June 30, 2001 was $46.3 million compared to net cash provided by financing activities of $122.9 million for the same period last year. The change is primarily due to the proceeds from long-term debt (net of partial repayment of the Senior Credit Facilities) in 2001 and proceeds from a draw down of a credit facility in connection with the WWLP-TV transaction in 2000.

       On June 14, 2001, LIN Holdings Corp. issued $100 million aggregate principal amount at maturity of 10% Senior Discount Notes due 2008 in a private placement. The Senior Discount Notes were issued at a discount to yield 12.5% and generated net proceeds of $73.9 million. Financing costs of $2.4 million were incurred in connection with the issuance and will be amortized over the term of the debt. The Senior Discount Notes are unsecured senior obligations of LIN Holdings and are not guaranteed. Cash interest will not accrue or be payable on the Senior Discount Notes prior to March 1, 2003. Thereafter, cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing on September 1, 2003. The Company is subject to compliance with certain financial covenants and other conditions set forth in offering memorandum.The Notes are subject to early redemption provisions in the event of a change of control.

      On June 14, 2001, LIN Television issued $210 million aggregate principal amount at maturity of 8% Senior Notes due 2008 in a private placement. The Senior Notes were issued at a discount to yield 8 3/4% and generated net proceeds of $202.2 million. The Senior Notes are unsecured senior obligations of LIN Television without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television and are not guaranteed. Financing costs of $4.5 million were incurred in connection with the issuance and will be amortized over the term of the debt. Cash interest on the Senior Notes accrues at a rate of 8% per annum and will be payable semi-annually in arrears commencing on January 15, 2002. LIN Television is subject to compliance with certain financial covenants and other conditions set forth in offering memorandum. The Notes are subject to early redemption provisions in the event of a change of control.

      Simultaneously with the consummation of the offering of the new Senior Discount Notes and the new Senior Notes, the Company obtained certain amendments to its existing Senior Credit Facilities which (i) provided for the adjustment of certain financial covenants and ratio tests, (ii) provided that $100 million of the $160 million revolving portion of the Senior Credit Facilities may be used to fund the $125 million mandatory redemption payment on the existing Senior Discount Notes due on March 1, 2003 or, subsequent to the funding of the mandatory redemption payment, to make interest payments on the existing Senior Discount Notes and (iii) increased certain fees and interest rate spreads. As a result of the repayment of the term loans under the Senior Credit Facilities, there is expected to be no required scheduled amortization payments until December 2005.

The following are the adjustments made to the financial covenant and ratio tests:

                                        1Q01     2Q01      3Q01      4Q01            1Q02      2Q02      3Q02      4Q02
                                        ----     ----      ----      ----            ----      ----      ----      ----
Maximum Leverage Ratio:
Amended                                7.40x     7.40x     7.40x     7.40x          7.40x     7.40x     7.40x     7.40x
Prior                                  6.75x     6.75x     6.75x     6.75x          6.75x     6.75x     6.40x     6.40x

Minimum Interest Coverage Ratio:
Amended                                1.50x     1.50x     1.50x     1.50x          1.50x     1.50x     1.50x     1.50x
Prior                                  1.70x     1.70x     1.70x     1.70x          1.75x     1.75x     1.85x     1.85x


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

Risks Associated with Business Activities

      Potential Negative Consequences of Substantial Indebtedness. As of June 30, 2001, LIN Holdings had approximately $1.1 billion of consolidated indebtedness and approximately $433.0 million of consolidated stockholders' equity. LIN Television had approximately $704.5 million of consolidated indebtedness and approximately $742.0 million of consolidated stockholders' equity.

      The level of indebtedness of LIN Holdings and LIN Television could have several negative consequences to holders of the Senior Subordinated Notes, the Senior Discount Notes, the new Senior Subordinated Notes, and the new Senior Discount Notes, (collectively the "Notes"), including, but not limited to, the following:

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

      - all of the indebtedness in connection with the Credit Agreement as amended, a credit facility with Chase Manhattan Bank, as administrative agent, and the lenders named therein, that establishes a $173.3 million term loan facility and a $160 million revolving facility, (collectively, "Senior Credit Facilities"), will be secured and is scheduled to become due prior to the time the principal payments on the Notes are scheduled to become due;

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

      General Electric Capital Corporation ("GECC") provided debt financing for the NBC joint venture in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum. The Company expects that the interest payments on the GECC Note will be serviced solely by the cash flow of the NBC joint venture. The GECC Note is not an obligation of the Company and is recourse only to the NBC joint venture, LIN Television's equity interests therein and Ranger Equity Holdings B Corp. ("Ranger B"), pursuant to a guarantee. Ranger B is a wholly owned subsidiary of Ranger Equity Holdings Corporation and is one of LIN Holdings' two corporate parents and the guarantor of the GECC Note. Ranger B owns 63% of LIN Holdings.

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

      -   engage in certain mergers and acquisitions; and

      -   refinance indebtedness.

      The credit agreement governing the Senior Credit Facilities requires LIN Television to maintain certain financial ratios. If LIN Holdings or LIN Television fails to comply with the various covenants contained in the credit agreement governing the Senior Credit Facilities or the indentures governing the Notes, as applicable, each of them would be in default and the maturity of substantially all of their respective long-term indebtedness could be accelerated. A default of the indentures would also constitute an event of default under the Senior Credit Facilities. If LIN Television were unable to repay amounts outstanding under the credit agreement, the lenders thereunder could proceed against the collateral granted to them to secure the indebtedness. If the amounts outstanding under the credit agreement were accelerated, there can be no assurance that the assets of LIN Television and its subsidiaries would be sufficient to repay the amount in full.

      The Notes and the Senior Credit Facilities impose certain restrictions on the Company's ability to make capital expenditures and limit the Company's ability to incur additional indebtedness. Such restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities.

      Structural Subordination of LIN Holdings. LIN Holdings is a holding company, which conducts all of its operations through its subsidiaries and whose only material asset is the capital stock of LIN Television. Consequently, LIN Holdings depends on distributions from LIN Television to meet its debt service obligations. Because of the substantial leverage of LIN Television, and the dependence of LIN Holdings upon the operating performance of LIN Television to generate distributions to LIN Holdings, there can be no assurance that LIN Holdings will have adequate funds to fulfill its obligations in respect of the Senior Discount Notes when due. In addition, the credit agreement governing the Senior Credit Facilities, the indentures governing the Senior Subordinated Notes and applicable federal and state law impose restrictions on the payment of dividends and the making of loans by LIN Television to LIN Holdings. As a result of the foregoing restrictions, LIN Holdings may be unable to gain access to the cash flow or assets of LIN Television in amounts sufficient to pay the mandatory principal redemption amount when due on March 1, 2003, and cash interest on the Senior Discount Notes on and after March 1, 2003, the date on which cash interest thereon first becomes payable, and principal of the Senior Discount Notes when due. In such event, LIN Holdings may be required to:

      -     refinance the Senior Discount Notes;

      -     seek additional debt or equity financing;

      - cause LIN Television to refinance all or a portion of LIN Television's indebtedness with indebtedness containing covenants allowing LIN Holdings to gain access to LIN Television's cash flow or assets;

      - cause LIN Television to obtain modifications of the covenants restricting LIN Holdings' access to cash flow or assets of LIN Television contained in LIN Television's financing documents (including, without limitation, the credit agreement and the indentures governing the Senior Subordinated Notes); or

      -     pursue a combination of the foregoing actions.

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

      Reliance on Syndicated Programming. One of the Company's most significant operating costs is syndicated programming. There can be no assurance that the Company will not be exposed in the future to increasing syndicated programming costs which may adversely affect the Company's operating results.
Acquisitions of program rights are often made two or three years in advance, making it difficult to accurately predict how a program will perform. In some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs that increase station operating costs.

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

      Recent Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting to be applied for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The Company does not expect the application of SFAS 141 to have a material impact on its financial position or results of operations.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is generally effective for the Company from January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and the introduction of impairment testing in its place. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact of SFAS 142 on its financial position and results of operations.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates principally with respect to its senior credit facility, which is priced based on certain variable interest rate alternatives (see "Note 8 -- Long-Term Debt" to our consolidated financial statements for the year ended December 31, 2000). There was approximately $200.3 million outstanding as of June 30, 2001 under our senior credit facility.

      Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical increase of 1 percent to the floating rate used as the basis for the interest charged on the senior credit facility in Fiscal 2001 would result in an estimated $2.0 million increase in annualized interest expense assuming a constant balance outstanding of $200.3 million.

      The Company uses derivative instruments to manage this exposure to interest rate risks. The Company's objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures.

      The Company uses interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $160.0 million at June 30, 2001 to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility. The aggregate fair value of the interest rate collar arrangements at June 30, 2001 was a liability of $2.0 million. Interest expense for the three and six-month periods ended June 30, 2001 includes a loss of $119,000 and $2.0 million, respectively, from the marking-to-market of these derivative instruments.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation at June 30, 2001 is likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBITS:

      10.1 Amended and Restated Credit Agreement dated June 29, 2001 among Registrant, The Chase Manhattan Bank, as administrative agent, and lenders named therein.

      10.2 Indenture dated as of June 14, 2001 among LIN Television Corporation, as Issuer, and the Guarantors Named Herein and United States Trust Company of New York, as Trustee.

      10.3 Indenture dated as of June 14, 2001 among LIN Holdings Corp., as Issuer, and the Guarantors Named Herein and United States Trust Company of New York, as Trustee.

      10.4        Ranger Equity Holdings Corporation Phantom Stock Plan.


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