Form 10-Q
period 2001-09-30
LIN HOLDINGS CORP; LIN TELEVISION CORP
filed 2001-11-14
CIK 1062707, 931058

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                              --------------------


                                    FORM 10-Q


                              --------------------


     [X] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d)OF  THE
                        SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 2001.

                                       OR

     [ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                              --------------------


Commission File Number:333-54003-06            Commission File Number: 000-25206


       LIN HOLDINGS CORP                          LIN TELEVISION CORPORATION
  Incorporated pursuant to the                   Incorporated pursuant to the
   Laws of State of Delaware                      Laws of State of Delaware

-----------------------------------            ---------------------------------

    Internal Revenue Service                       Internal Revenue Service
   Employer Identification No.                    Employer Identification No.
           75-2733097                                     13-3581627

         1 Richmond Square, Suite 230E, Providence, Rhode Island 02906
                                 (401) 454-2880


                              --------------------


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

     1,000 Shares of LIN Holdings Corp.'s Common Stock, par value $.01 per share, and 1,000 shares of LIN Television Corporation's Common Stock, par value $.01 per share, were outstanding as of September 30, 2001.


================================================================================

                                Table of Contents



                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements

LIN HOLDINGS CORP.
         Condensed Consolidated Balance Sheets ............................    2
         Condensed Consolidated Statements of Operations...................    3
         Condensed Consolidated Statements of Cash Flows ..................    4
         Notes to Condensed Consolidated Financial Statements .............    5

LIN TELEVISION CORPORATION
         Condensed Consolidated Balance Sheets ............................   11
         Condensed Consolidated Statements of Operations ..................   12
         Condensed Consolidated Statements of Cash Flows ..................   13
         Notes to Condensed Consolidated Financial Statements .............   14

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition ..........................................   21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......   31

Part II. Other Information

Item 1.  Legal Proceedings ................................................   32
Item 6.  Exhibits and Reports on Form 8-K .................................   32

Part I: FINANCIAL INFORMATION
Item 1: Financial Statements

                                         LIN HOLDINGS CORP.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except share data)

                                                                     September 30,   December 31,
                                                                         2001           2000
                                                                      (unaudited)
                                                                      -----------    -----------
ASSETS
Current assets:
Cash and cash equivalents .........................................   $    22,042    $     7,832
Accounts receivable, less allowance for doubtful accounts
   (2001 - $1,586; 2000 - $1,679) .................................        49,844         58,826
Program rights ....................................................        19,299         13,614
Other current assets ..............................................         2,144          4,302
                                                                      -----------    -----------
     Total current assets .........................................        93,329         84,574
Property and equipment, net .......................................       160,733        164,738
Deferred financing costs ..........................................        36,334         36,298
Equity investments ................................................        83,528         91,798
Investment in Southwest Sports Group,
    at cost plus accrued interest..................................        55,250         53,000
Program rights ....................................................         5,869          4,155
Intangible assets, net ............................................     1,599,249      1,600,882
Other assets ......................................................         9,918          9,918
                                                                      -----------    -----------
           Total Assets ...........................................   $ 2,044,210    $ 2,045,363
                                                                      ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ..................................................   $     4,876    $     7,226
Program obligations ...............................................        17,475         13,491
Accrued income taxes ..............................................         4,560          5,578
Current portion of long-term debt .................................          --           19,572
Accrued interest expense ..........................................         9,770         10,809
Accrued sales volume discount .....................................         2,439          4,728
Other accrued expenses ............................................        14,425         16,604
                                                                      -----------    -----------
     Total current liabilities ....................................        53,545         78,008
Long-term debt, excluding current portion .........................     1,064,533        968,685
Deferred income taxes .............................................       495,983        521,494
Program obligations ...............................................         6,514          3,984
Other liabilities .................................................        10,625          7,002
                                                                      -----------    -----------
        Total liabilities .........................................     1,631,200      1,579,173
                                                                      -----------    -----------
Commitments and Contingencies (Note 8)

Stockholders' equity:
Common stock, $0.01 par value: 1,000 shares authorized,
   issued and outstanding .........................................          --             --
Additional paid-in capital ........................................       561,791        561,669
Accumulated deficit ...............................................      (148,781)       (95,479)
                                                                      -----------    -----------
        Total stockholders' equity ................................       413,010        466,190
                                                                      -----------    -----------
           Total liabilities and stockholders' equity..............   $ 2,044,210    $ 2,045,363
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

                                            LIN HOLDINGS CORP.
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)
                                         (In thousands)

                                                                Three Months               Nine Months
                                                             Ended September 30,       Ended September 30,
                                                            ---------------------     ---------------------
                                                               2001        2000          2001        2000
                                                            ---------   ---------     ---------   ---------
Net revenues ...............................................$  63,534   $  72,094     $ 194,608   $ 209,166
                                                            ---------   ---------     ---------   ---------
Operating costs and expenses:
      Direct operating .....................................   20,223      20,209        60,817      57,961
      Selling, general and administrative ..................   15,398      15,872        47,390      46,989
      Corporate ............................................    2,443       2,630         6,927       7,166
      Amortization of program rights .......................    5,568       5,395        16,367      15,736
      Depreciation and amortization of intangible assets....   17,129      16,784        50,444      48,095
                                                            ---------   ---------     ---------   ---------
Total operating costs and expenses .........................   60,761      60,890       181,945     175,947
                                                            ---------   ---------     ---------   ---------
Operating income ...........................................    2,773      11,204        12,663      33,219
                                                            ---------   ---------     ---------   ---------
Other (income) expense:
      Interest expense .....................................   25,767      24,926        71,964      68,070
      Investment income ....................................   (1,172)       (958)       (3,081)     (3,010)
      Share of (income) loss in equity investments .........    1,933        (401)        3,187          36
      Loss on WAND-TV exchange .............................     --           --            --        2,720
      Loss on derivative instruments........................    3,217         --          5,198         --
      Other, net ...........................................      (78)       (160)         (295)       (148)
                                                            ---------   ---------     ---------   ---------
Total other expense, net ...................................   29,667      23,407        76,973      67,668
                                                            ---------   ---------     ---------   ---------
Loss before provision for (benefit from)
     income taxes and extraordinary item ...................  (26,894)    (12,203)      (64,310)    (34,449)
Provision for (benefit from) income taxes ..................   (7,366)     (4,872)      (15,418)      2,054
                                                            ---------   ---------     ---------   ---------
Loss before extraordinary item .............................  (19,528)     (7,331)      (48,892)    (36,503)

Extraordinary loss due to extinguishment of debt,
      net of tax benefit of $2,400 .........................     --          --           4,410        --
                                                            ---------   ---------     ---------   ---------
Net loss ...................................................$ (19,528)  $  (7,331)    $ (53,302)  $ (36,503)
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

                                              LIN HOLDINGS CORP.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                 (In thousands)


                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                           2001             2000
                                                                      -----------         -----------

Net cash provided by operating activities .........................   $    15,010         $    31,296
                                                                      -----------         -----------
INVESTING ACTIVITIES:
Capital expenditures ..............................................       (11,389)            (20,058)
Investment in Banks Broadcasting, Inc. ............................        (1,500)             (7,625)
Capital distributions from equity investments .....................         6,582                --
Acquisitions, net of cash acquired ................................       (40,881)           (125,878)
Local marketing agreement expenditures ............................          --                (3,250)
                                                                      -----------         -----------
Net cash used in investing activities .............................       (47,188)           (156,811)
                                                                      -----------         -----------
FINANCING ACTIVITIES:
Payments on exercises of phantom stock units.......................           (25)                 (8)
Tax benefit on exercise of stock options...........................           147                --
Proceeds from long-term debt related to acquisition of WNAC-TV ....         2,500                --
Proceeds from revolver debt, net ..................................        13,000                --
Proceeds from long-term debt related to acquisition of WWLP-TV ....          --               128,000
Proceeds from long-term debt ......................................       276,055              20,000
Principal payments on long-term debt ..............................      (238,389)            (24,196)
Financing costs incurred on issuance of long-term debt ............        (6,900)               --
                                                                      -----------         -----------
Net cash provided by financing activities .........................        46,388             123,796
                                                                      -----------         -----------
Net increase (decrease) in cash and cash equivalents ..............        14,210              (1,719)
Cash and cash equivalents at the beginning of the period ..........         7,832              17,699
                                                                      -----------         -----------
Cash and cash equivalents at the end of the period ................   $    22,042         $    15,980
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

     All of the Company's direct and indirect consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Notes and Senior Subordinated Notes on a joint and several basis.

     These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000 and registration statement on Form S-4 filed on October 26, 2001.

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

     The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectability of accounts receivable and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform with the current period presentation.



Note 2 - Business Combinations:

     WJPX-TV, WKPV-TV, and WJWN-TV: On August 2, 2001, the Company acquired the common stock of S&E Network, Inc., a Puerto Rican corporation that owns WJPX-TV, an independent television station in San Juan, Puerto Rico, WKPV-TV, an independent television station in Ponce, Puerto Rico and WJWN-TV, an independent television station in San Sebastian, Puerto Rico. WKPV-TV and WJWN-TV currently rebroadcast the programming carried on WJPX-TV. The total purchase price, including transactional costs, was approximately $11.7 million, and was funded by available cash. The Company has accounted for the business combination under the purchase method of accounting. The acquisition is summarized as follows (in thousands):

Working capital .............................................           $   (37)
Property and equipment ......................................             1,327
Deferred taxes...............................................             2,943
FCC licenses.................................................             7,466
                                                                        -------
Total acquisition ...........................................           $11,699
                                                                        =======

     WNLO-TV: On July 25, 2001, the Company acquired the broadcast license and operating assets of WNLO-TV (formerly called WNEQ-TV), an independent broadcast television station located in Buffalo, New York. The Company has been operating WNLO-TV since January 29, 2001 under a Local Market Agreement ("LMA"). The total purchase price, including transactional costs, was approximately $26.0 million, and was funded by available cash. The Company has accounted for the business combination under the purchase method of accounting. The acquisition is summarized as follows (in thousands):

Property and equipment ......................................           $   644
FCC license..................................................            25,400
                                                                        -------
Total acquisition ...........................................           $26,044
                                                                        =======

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


Property and equipment .......................................            $   16
FCC license and network affiliation ..........................             2,484
                                                                          ------
Total acquisition ............................................            $2,500
                                                                          ======

     WWLP-TV: On November 10, 2000, the Company acquired the broadcast license and operating assets of WWLP-TV, an NBC affiliate in Springfield, MA. The total purchase price for the acquisition was approximately $128.0 million, including direct costs of the acquisition. The acquisition was funded by borrowings under the Company's incremental term loan facility. Although the Company did not own or control the assets or FCC license of WWLP-TV prior to November 10, 2000, pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," WWLP Holdings, Inc., the parent of WWLP-TV, satisfied the definition of a special purpose entity due to a $75 million guarantee of WWLP Holdings debt by the Company and other factors, and the Company was deemed to be the sponsor of WWLP Holdings. Accordingly, the financial results of operations of WWLP Holdings have been consolidated with those of the Company since March 31, 2000, when WWLP Holdings, Inc. acquired WWLP-TV from Benedek Broadcasting Corporation.

     WAND-TV Exchange: On April 1, 2000, the Company exchanged, with Block Communications Inc., a 66.67% interest in certain assets of its television station WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. Immediately after the WAND-TV exchange, the Company and Block Communications Inc. contributed their respective interests in the WAND-TV assets to a partnership, with the Company receiving a 33.33% interest in the partnership.

     UNAUDITED PRO FORMA RESULTS OF ACQUISITIONS. The following summarizes unaudited pro forma consolidated results of operations as if acquisitions and disposals had taken place as of the beginning of the periods presented (in thousands):

                                  Three Months                Nine Months
                              ended September 30,         ended September 30,
                            -----------------------     -----------------------
                               2001          2000           2001         2000
                            ---------     ---------     ----------    ---------
Net revenues ...........    $  63,704     $  72,486      $ 195,926    $ 213,079
Operating income .......        2,749        11,219         12,913       33,651
Net loss................      (19,558)       (6,487)       (53,162)     (31,574)

     The pro forma data give effect to actual operating results prior to the acquisitions and disposals and adjustments to interest expense, amortization and income taxes. No effect has been given to cost reductions and operating synergies in this presentation. The pro forma results do not necessarily represent results that would have occurred if the acqusition had taken place as of the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

Note 3 - Investments:

         Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the joint venture (in thousands):

                                Three Months                 Nine Months
                             ended September 30,          ended September 30,
                            ---------------------        ----------------------
                              2001         2000             2001         2000
                            ---------   ---------        ----------   ---------
Net revenues............... $  32,551   $  44,247        $  109,021   $ 127,184
Operating income...........     8,569      18,446            36,894      50,659
Net income (loss)..........    (7,639)      2,414           (11,415)      1,906

                                  September 30,
                            ---------------------
                              2001         2000
                            ---------   ---------
Current assets............ $    4,315   $  30,431
Non-current assets........    243,425     239,199
Current liabilities.......        906       1,087
Non-current liabilities...    815,500     815,500

     Investment in Banks Broadcasting, Inc: The Company owns a 50.00% non-voting interest in Banks Broadcasting, Inc., a company formed in August 2000, and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

                                Three Months                 Nine Months
                             ended September 30,          ended September 30,
                            ---------------------        ----------------------
                              2001         2000             2001         2000
                            ---------   ---------        ----------   ---------
Net revenues............... $   1,074   $     768        $    3,199   $     768
Operating loss.............      (982)       (205)           (1,854)       (205)
Net (loss).................      (414)       (205)           (1,212)       (205)

                                  September 30,
                            ---------------------
                              2001         2000
                            ---------   ---------
Current assets............ $    2,285   $   4,767
Non-current assets........     26,872      17,883
Current liabilities.......      1,233       2,306
Non-current liabilities...       ---          888



         Investment in WAND (TV) Partnership: The Company owns a 33.33% interest in WAND (TV) Partnership, a partnership formed in April 2000, and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of WAND
(TV) Partnership (in thousands):

                                Three Months                 Nine Months
                             ended September 30,          ended September 30,
                            ---------------------        ----------------------
                              2001         2000             2001         2000
                            ---------   ---------        ----------   ---------
Net revenues............... $   1,419   $   1,953        $    4,721   $   4,073
Operating income (loss)....      (395)        394              (533)        445
Net income (loss)..........      (440)        394              (563)        445

                                  September 30,
                            ---------------------
                              2001         2000
                            ---------   ---------
Current assets............ $    3,486   $   3,432
Non-current assets........     33,943      35,121
Current liabilities.......        881       2,292

Note 4 - Intangible Assets:

      Intangible assets consisted of the following at (in thousands):

                                              September 30,         December 31,
                                                    2001                2000
                                               -----------          -----------
FCC licenses and network affiliations......... $ 1,092,142          $ 1,055,654
Goodwill .....................................     647,810              652,508
LMA purchase options .........................       1,125                1,125
                                               -----------          -----------
                                                 1,741,077            1,709,287
Less accumulated amortization.................    (141,828)            (108,405)
                                               -----------          -----------
                                               $ 1,599,249          $ 1,600,882
                                               ===========          ===========


     In accordance with the guidance of SFAS No. 142, "Goodwill and other Intangible Assets", no amortization has been recorded on FCC licenses acquired in business combinations consummated after June 30, 2001, as such licenses have indefinite lives.

     During 2001 and 2000, acquired net operating loss carryforwards of approximately $12.0 million and $5.3 million, respectively, were utilized to offset taxable income in Puerto Rico. As the deferred tax assets associated with these losses had been fully reserved at the time of the Pegasus Broadcasting acquisition in October 1999, the benefits were recorded as reductions to goodwill of $4.7 million and $2.1 million in 2001 and 2000, respectively.



Note 5 - Derivative Instruments:

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. The Company uses derivative instruments to manage exposure to interest rate risks. The Company's objective for holding derivatives is to minimize its interest rate risk.

     The Company uses interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS 133, in the notional amount of $150.0 million at September 30, 2001 to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility. The aggregate fair value of the arrangements at September 30, 2001 was a liability of $5.2 million. Other expense for the three and nine-month periods ended September 30, 2001 includes a loss of $3.2 million and $5.2 million, respectively, from the marking-to-market of these derivative instruments.


Note 6 - Long-Term Debt:

     Long-term debt consisted of the following at (in thousands):

                                                   September 30,    December 31,
                                                        2001            2000
                                                   ------------     -----------
Senior Credit Facilities ......................... $    200,301     $   425,691
$300,000, 8 3/8% Senior Subordinated Notes
      due 2008 (net of discount of $451 as of
      September 30, 2001).........................      299,549         299,441
$325,000, 10% Senior Discount Notes
      due 2008 (net of discount of $41,917 as of
      September 30, 2001).........................      283,083         263,125
$210,000, 8% Senior  Notes
      due 2008 (net of discount of $7,456 as of
      September 30, 2001)..........................     202,544            --
$100,000, 10% Senior Discount Notes
      due 2008 (net of discount of $23,444 as of
      September 30, 2001)                                76,556            --
$2,500, 7% STC Broadcasting Note due 2006.........        2,500            --
                                                   ------------     -----------
Total  debt ......................................    1,064,533         988,257
Less current portion .............................         --           (19,572)
                                                   ------------     -----------
Total long-term debt ............................. $  1,064,533     $   968,685
                                                   ============     ===========

     On June 14, 2001, LIN Holdings Corp. issued $100 million aggregate principal amount at maturity of 10% Senior Discount Notes due 2008 in a private placement. The Senior Discount Notes were issued at a discount to yield 12.5% and generated net proceeds of $73.9 million. Financing costs of $2.4 million were incurred in connection with the issuance and will be amortized over the term of the debt. The Senior Discount Notes are unsecured senior obligations of LIN Holdings and are not guaranteed. Cash interest will not accrue or be payable on the Senior Discount Notes prior to March 1, 2003. Cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing on September 1, 2003. The Company is subject to compliance with certain financial covenants and other conditions. The Notes are subject to early redemption provisions in the event of a change of control.

     On June 14, 2001, LIN Television issued $210 million aggregate principal amount at maturity of 8% Senior Notes due 2008 in a private placement. The
Senior Notes were issued at a discount to yield 8 3/4% and generated net proceeds of $202.2 million. The Senior Notes are unsecured senior obligations of LIN Television without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television. Financing costs of $4.5 million were incurred in connection with the issuance and will be amortized over the term of the debt. Cash interest on the Senior Notes accrues at a rate of 8% per annum and will be payable semi-annually in arrears commencing on January 15, 2002. LIN Television is subject to compliance with certain financial covenants and other conditions. The Notes are subject to early redemption provisions in the event of a change of control.

     A portion of the proceeds from the Senior Discount Notes and the Senior Notes less certain transactional costs were used to repay $233.2 million of the Company's existing Senior Credit Facilities. The Company incurred an extraordinary charge in the nine-month period ended September 30, 2001 of $4.4 million, net of a tax benefit of $2.4 million, related to the write-off of unamortized deferred financing costs attributable to the early settlement of this debt in the second quarter of 2001.

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

     The following are the adjustments made to the financial covenant and ratio tests under the Senior Credit Facilities:

                    1Q01    2Q01    3Q01    4Q01    1Q02    2Q02    3Q02    4Q02
                    ----    ----    ----    ----    ----    ----    ----    ----
Maximum Leverage Ratio:
Amended ........   7.40x   7.40x   7.40x   7.40x   7.40x   7.40x   7.40x   7.40x
Prior ..........   6.75x   6.75x   6.75x   6.75x   6.75x   6.75x   6.40x   6.40x

Minimum Interest Coverage Ratio:
Amended ........   1.50x   1.50x   1.50x   1.50x   1.50x   1.50x   1.50x   1.50x
Prior ..........   1.70x   1.70x   1.70x   1.70x   1.75x   1.75x   1.85x   1.85x



     On October 26, 2001, the Company filed an effective exchange offer to allow holders of the new Senior Discount Notes and new Senior Notes to exchange their notes for registered notes with essentially identical terms.



Note 7 - Related Party Transactions:

     Monitoring and Oversight Agreement: The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company's ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable, on a prospective basis, on January 1 of each calendar year to an amount equal to 1% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of the Company for the then current fiscal year. Upon the acquisition by the Company of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of the Company. In no event shall the annual fee be less than $1.0 million. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The fee for the three and nine months ended September 30, 2001 was $313,000 and $939,000 respectively. The fee for the three and nine months ended September 30, 2000 was $312,000 and $936,000, respectively.

     Financial Advisory Agreement: The Company is also party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners receives a fee equal to 1.5% of the total value of certain transactions in which the Company is involved. Transactions subject to this agreement include a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction. This fee for the three and nine months ended September 30, 2001 was $2.4 million, relating to the acquisitions of WWLP-TV, WNLO-TV and WJPX-TV, and was included in the total cost of that acquisition. The Company did not incur any fees under this arrangement in the three and nine months ended September 30, 2000.


Note 8 - Commitments and Contingencies:

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of September 30, 2001, is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is generally effective for the Company from January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and the introduction of impairment testing in its place. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet fully determined, the impact that SFAS 142 will have on its financial position and results of operations. Certain provisions of SFAS 142 are applicable to business combinations that close after June 30, 2001. As a result, the FCC licenses acquired in connection with the WJPX-TV, WKPV-TV, WJWN-TV, and WNLO-TV purchases have not been amortized as they have an indefinite life.

     In October 2001, the FASB issued Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

                                         LIN TELEVISION CORPORATION
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except share data)

                                                                     September 30,   December 31,
                                                                         2001           2000
                                                                      (unaudited)
                                                                      -----------    -----------
Current assets:
Cash and cash equivalents .........................................   $    22,042    $     7,832
Accounts receivable, less allowance for doubtful accounts
   (2001 - $1,586; 2000 - $1,679) .................................        49,844         58,826
Program rights ....................................................        19,299         13,614
Other current assets ..............................................         2,144          4,302
                                                                      -----------    -----------
    Total current assets ..........................................        93,329         84,574
Property and equipment, net .......................................       160,733        164,738
Deferred financing costs ..........................................        25,777         27,142
Equity investments ................................................        83,528         91,798
Investment in Southwest Sports Group,
    at cost plus accrued interest..................................        55,250         53,000
Program rights ....................................................         5,869          4,155
Intangible assets, net ............................................     1,599,249      1,600,882
Other assets ......................................................         9,918          9,918
                                                                      -----------    -----------
           Total Assets ...........................................   $ 2,033,653    $ 2,036,207
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ..................................................   $     4,876    $     7,226
Program obligations ...............................................        17,475         13,491
Accrued income taxes ..............................................         4,560          5,578
Current portion of long-term debt .................................          --           19,572
Accrued interest expense ..........................................         9,770         10,809
Accrued sales volume discount .....................................         2,439          4,728
Other accrued expenses ............................................        14,425         16,604
                                                                      -----------    -----------
     Total current liabilities ....................................        53,545         78,008
Long-term debt, excluding current portion .........................       704,894        705,560
Deferred income taxes .............................................       519,808        536,619
LIN Holdings tax sharing obligations ..............................         8,365          8,364
Program obligations ...............................................         6,514          3,984
Other liabilities .................................................        10,625          7,002
                                                                      -----------    -----------
        Total liabilities .........................................     1,303,751      1,339,537

Commitments and Contingencies (Note 8)

Stockholders' equity:
Common stock, $0.01 par value: 1,000 shares authorized,
   issued and outstanding .........................................          --
Additional paid-in capital ........................................       820,060        748,523
Accumulated deficit ...............................................       (90,158)       (51,853)
                                                                      -----------    -----------
        Total stockholders' equity ................................       729,902        696,670
                                                                      -----------    -----------
           Total liabilities and stockholders' equity .............   $ 2,033,653    $ 2,036,207
                                                                      ===========    ===========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                     LIN TELEVISION CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands)

                                                                Three Months               Nine Months
                                                             Ended September 30,       Ended September 30,
                                                            ---------------------     ---------------------
                                                               2001        2000          2001        2000
                                                            ---------   ---------     ---------   ---------
Net revenues ...............................................$  63,534   $  72,094     $ 194,608   $ 209,166
                                                            ---------   ---------     ---------   ---------
Operating costs and expenses:
       Direct operating ....................................   20,223      20,209        60,817      57,961
       Selling, general and administrative .................   15,398      15,872        47,390      46,989
       Corporate ...........................................    2,443       2,630         6,927       7,166
       Amortization of program rights ......................    5,568       5,395        16,367      15,736
       Depreciation and amortization of intangible assets...   17,129      16,784        50,444      48,095
                                                            ---------   ---------     ---------   ---------
Total operating costs and expenses .........................   60,761      60,890       181,945     175,947
                                                            ---------   ---------     ---------   ---------
Operating income ...........................................    2,773      11,204        12,663      33,219
                                                            ---------   ---------     ---------   ---------
Other (income) expense:
       Interest expense ....................................   16,259      18,443        48,265      49,014
       Investment income ...................................   (1,172)       (958)       (3,081)     (3,010)
       Share of (income) loss in equity investments ........    1,933        (401)        3,187          36
       Loss on WAND-TV exchange ............................     --           --            --         2,720
       Loss on derivative instruments........................    3,217        --          5,198          --
       Other, net ...........................................     (78)       (160)         (295)       (148)
                                                            ---------   ---------     ---------   ---------
Total other expense, net ...................................   20,159      16,924        53,274      48,612
                                                            ---------   ---------     ---------   ---------
Loss before provision for (benefit from)
            income taxes and extraordinary item ............  (17,386)     (5,720)       40,611)    (15,393)
Provision for (benefit from) income taxes ..................   (4,930)     43,839        (6,716)     38,425
                                                            ---------   ---------     ---------   ---------
Loss before extraordinary item .............................  (12,456)    (49,559)      (33,895)    (53,818)

Extraordinary loss due to extinguishment of debt,
       net of tax benefit of $2,400 ........................     --          --           4,410        --
                                                            ---------   ---------     ---------   ---------
Net loss ...................................................$ (12,456)  $ (49,559)    $ (38,305)  $ (53,818)
                                                            =========   =========     =========   =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                           LIN TELEVISION CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                        2001               2000
                                                                   -----------         -----------

Net cash provided by operating activities..........................$    15,044         $    31,296
                                                                   -----------         -----------
INVESTING ACTIVITIES:
Capital expenditures ..............................................    (11,389)            (20,058)
Investment in Banks Broadcasting, Inc. ............................     (1,500)             (7,625)
Capital distributions from equity investments .....................      6,582                --
Acquisitions, net of cash acquired ................................    (40,881)           (125,878)
Local marketing agreement expenditures ............................       --                (3,250)
                                                                   -----------         -----------
Net cash used in investing activities.............................     (47,188)           (156,811)
                                                                   -----------         -----------
FINANCING ACTIVITIES:
Payments on exercises of phantom stock unites......................        (25)                 (8)
Tax benefit on exercise of stock options...........................        147                --
Capital contribution from LIN Holdings ............................     71,416                --
Proceeds from long-term debt related to acquisition of WNAC-TV ....      2,500                --
Proceeds from revolver debt, net ..................................     13,000                --
Proceeds from long-term debt related to acquisition of WWLP-TV ....       --               128,000
Proceeds from long-term debt ......................................    202,205              20,000
Principal payments on long-term debt ..............................   (238,389)            (24,196)
Financing costs incurred on issuance of long-term debt ............     (4,500)               --
                                                                   -----------         -----------
Net cash provided by financing activities..........................     46,354             123,796
                                                                   -----------         -----------
Net increase (decrease) in cash and cash equivalents ..............     14,210              (1,719)
Cash and cash equivalents at the beginning of the period ..........      7,832              17,699
                                                                   -----------         -----------
Cash and cash equivalents at the end of the period ................$    22,042         $    15,980
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

     These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000 and registration Statement on Form S-4 filed on October 26, 2001.

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

     The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectability of accounts receivable and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2 - Business Combinations:

     WJPX-TV, WKPV-TV, and WJWN-TV: On August 2, 2001, the Company acquired the common stock of S&E Network, Inc., a Puerto Rican corporation that owns WJPX-TV, an independent television station in San Juan, Puerto Rico, WKPV-TV, an independent television station in Ponce, Puerto Rico and WJWN-TV, an independent television station in San Sebastian, Puerto Rico. WKPV-TV and WJWN-TV currently rebroadcast the programming carried on WJPX-TV. The total purchase price, including transactional costs, was approximately $11.7 million, and was funded by available cash. The Company has accounted for the business combination under the purchase method of accounting. The acquisition is summarized as follows (in thousands):

Working capital .............................................           $   (37)
Property and equipment ......................................             1,327
Deferred taxes...............................................             2,943
FCC licenses.................................................             7,466
                                                                        -------
Total acquisition ...........................................           $11,699
                                                                        =======

     WNLO-TV: On July 25, 2001, the Company acquired the broadcast license and operating assets of WNLO-TV (formerly called WNEQ-TV), an independent broadcast television station located in Buffalo, New York. The Company has been operating WNLO-TV since January 29, 2001 under a Local Market Agreement ("LMA"). The total purchase price, including transactional costs, was approximately $26.0 million, and was funded by available cash. The Company has accounted for the business combination under the purchase method of accounting. The acquisition is summarized as follows (in thousands):

Property and equipment ......................................           $   644
FCC license..................................................            25,400
                                                                        -------
Total acquisition ...........................................           $26,044
                                                                        =======

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

Property and equipment .......................................            $   16
FCC license and network affiliation ..........................             2,484
                                                                          ------
Total acquisition ............................................            $2,500
                                                                          ======

     WWLP-TV: On November 10, 2000, the Company acquired the broadcast license and operating assets of WWLP-TV, an NBC affiliate in Springfield, MA. The total purchase price for the acquisition was approximately $128.0 million, including direct costs of the acquisition. The acquisition was funded by borrowings under the Company's incremental term loan facility. Although the Company did not own or control the assets or FCC license of WWLP-TV prior to November 10, 2000, pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," WWLP Holdings, Inc., the parent of WWLP-TV, satisfied the definition of a special purpose entity due to a $75 million guarantee of WWLP Holdings debt by the Company and other factors, and the Company was deemed to be the sponsor of WWLP Holdings. Accordingly, the financial results of operations of WWLP Holdings have been consolidated with those of the Company since March 31, 2000, when WWLP Holdings, Inc. acquired WWLP-TV from Benedek Broadcasting Corporation.

     WAND-TV Exchange: On April 1, 2000, the Company exchanged, with Block Communications Inc., a 66.67% interest in certain assets of its television station WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. Immediately after the WAND-TV exchange, the Company and Block Communications Inc. contributed their respective interests in the WAND-TV assets to a partnership, with the Company receiving a 33.33% interest in the partnership.

     UNAUDITED PRO FORMA RESULTS OF ACQUISITIONS. The following summarizes unaudited pro forma consolidated results of operations as if acquisitions and disposals had taken place as of the beginning of the periods presented (in thousands):

                                  Three Months                Nine Months
                              ended September 30,         ended September 30,
                            -----------------------     -----------------------
                              2001           2000          2001         2000
                            ---------     ---------     ----------    ---------
Net revenues ...........    $  63,704     $  72,486     $ 195,926     $ 213,079
Operating income .......        2,749        11,219        12,913        33,651
Net loss................      (12,485)      (48,715)      (38,164)      (48,889)


     The pro forma data give effect to actual operating results prior to the acquisitions and disposals and adjustments to interest expense, amortization and income taxes. No effect has been given to cost reductions and operating synergies in this presentation. The pro forma results do not necessarily represent results that would have occurred if the acqusition had taken place as of the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.



Note 3 - Investments:

         Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the joint venture (in thousands):

                                Three Months                 Nine Months
                             ended September 30,          ended September 30,
                            ---------------------        ----------------------
                              2001         2000             2001         2000
                            ---------   ---------        ----------   ---------
Net revenues............... $  32,551   $  44,247        $  109,021   $ 127,184
Operating income...........     8,569      18,446            36,894      50,659
Net income (loss)..........    (7,639)      2,414           (11,415)      1,906

                                  September 30,
                            ---------------------
                              2001         2000
                            ---------   ---------
Current assets............ $    4,315   $  30,431
Non-current assets........    243,425     239,199
Current liabilities.......        906       1,087
Non-current liabilities...    815,500     815,500



     Investment in Banks Broadcasting, Inc: The Company owns a 50.00% non-voting interest in Banks Broadcasting, Inc., a company formed in August 2000, and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):


                                Three Months                 Nine Months
                             ended September 30,          ended September 30,
                            ---------------------        ----------------------
                              2001         2000             2001         2000
                            ---------   ---------        ----------   ---------
Net revenues............... $   1,074   $     768        $    3,199   $     768
Operating loss.............      (982)       (205)           (1,854)       (205)
Net income (loss)..........      (414)       (205)           (1,212)       (205)

                                  September 30,
                            ---------------------
                              2001         2000
                            ---------   ---------
Current assets............ $    2,285   $   4,767
Non-current assets........     26,872      17,883
Current liabilities.......      1,233       2,306
Non-current liabilities...       ---          888

         Investment in WAND (TV) Partnership: The Company owns a 33.33% interest in WAND (TV) Partnership, a partnership formed in April 2000, and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of WAND
(TV) Partnership (in thousands):

                                Three Months                 Nine Months
                             ended September 30,          ended September 30,
                            ---------------------        ----------------------
                              2001         2000             2001         2000
                            ---------   ---------        ----------   ---------
Net revenues............... $   1,419   $   1,953        $    4,721   $   4,073
Operating income (loss) ...      (395)        394              (533)        445
Net income (loss)..........      (440)        394              (563)        445

                                  September 30,
                            ---------------------
                              2001         2000
                            ---------   ---------
Current assets............ $    3,486   $   3,432
Non-current assets........     33,943      35,121
Current liabilities.......        881       2,292



Note 4 - Intangible Assets:

     Intangible assets consisted of the following at (in thousands):

                                               September 30,        December 31,
                                                    2001                2000
                                               -----------          -----------
FCC licenses and network affiliations......... $ 1,092,142          $ 1,055,654
Goodwill .....................................     647,810              652,508
LMA purchase options .........................       1,125                1,125
                                               -----------          -----------
                                                 1,741,077            1,709,287
Less accumulated amortization.................    (141,828)            (108,405)
                                               -----------          -----------
                                               $ 1,599,249          $ 1,600,882
                                               ===========          ===========


     In accordance with the guidance of SFAS No. 142, "Goodwill and other Intangible Assets", no amortization has been recorded on FCC licenses acquired in business combinations consummated after June 30, 2001, as such licenses have indefinite lives.

     During 2001 and 2000, acquired net operating loss carryforwards of approximately $12.0 million and $5.3 million, respectively, were utilized to offset taxable income in Puerto Rico. As the deferred tax assets associated with these losses had been fully reserved at the time of the Pegasus Broadcasting acquisition in October 1999, the benefits were recorded as reductions to goodwill of $4.7 million and $2.1 million in 2001 and 2000, respectively.


Note 5 - Derivative Instruments:

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. The Company uses derivative instruments to manage exposure to interest rate risks. The Company's objective for holding derivatives is to minimize its interest rate risk.

     The Company uses interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS 133, in the notional amount of $150.0 million at Sepetember 30, 2001 to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility. The aggregate fair value of the arrangements at September 30, 2001 was a liability of $5.2 million. Interest expense for the three and nine-month periods ended September 30, 2001 includes a loss of $3.2 million and $5.2 million, respectively, from the marking-to-market of these derivative instruments.

Note 6 - Long-Term Debt:

     Long-term debt consisted of the following at (in thousands):

                                                     September 30, December 31,
                                                           2001         2000
                                                     ------------  -----------
Senior Credit Facilities ..........................  $    200,301  $   425,691
$300,000, 8 3/8% Senior Subordinated Notes
      due 2008 (net of discount of $451 as of
      September 30, 2001)...........................      299,549      299,441
$210,000, 8% Senior  Notes
      due 2008 (net of discount of $7,456 as of
      September 30, 2001                                  202,544        --

$2,500, 7% STC Broadcasting Note due 2006..........         2,500        --
Total  debt .......................................       704,894      725,132
                                                     ------------  -----------
Less current portion ..............................         --        (19,572)
                                                     ------------  -----------
Total long-term debt ..............................  $    704,894  $   705,560
                                                     ============  ===========

     On June 14, 2001, LIN Television issued $210 million aggregate principal amount at maturity of 8% Senior Notes due 2008 in a private placement. The
Senior Notes were issued at a discount to yield 8 3/4% and generated net proceeds of $202.2 million. The Senior Notes are unsecured senior obligations of LIN Television without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television. Financing costs of $4.5 million were incurred in connection with the issuance and will be amortized over the term of the debt. Cash interest on the Senior Notes accrues at a rate of 8% per annum and will be payable semi-annually in arrears commencing on January 15, 2002. LIN Television is subject to compliance with certain financial covenants and other conditions. The Notes are subject to early redemption provisions in the event of a change of control.

     A portion of the proceeds from the Senior Notes, less certain transactional costs, and a capital contribution from LIN Holdings (see Note 9 - Capital Contribution) were used to repay $233.2 million of the Company's existing Senior Credit Facilities. The Company incurred an extraordinary charge in the period ended June 30, 2001 of $4.4 million, net of a tax benefit of $2.4 million, related to the write-off of unamortized deferred financing costs attributable to the early settlement of this debt in the second quarter of 2001.

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

     The following are the adjustments made to the financial covenant and ratio tests under the Senior Credit Facilities:

                    1Q01    2Q01    3Q01    4Q01    1Q02    2Q02    3Q02    4Q02
                    ----    ----    ----    ----    ----    ----    ----    ----
Maximum Leverage Ratio:
Amended ........   7.40x   7.40x   7.40x   7.40x   7.40x   7.40x   7.40x   7.40x
Prior ..........   6.75x   6.75x   6.75x   6.75x   6.75x   6.75x   6.40x   6.40x

Minimum Interest Coverage Ratio:
Amended ........   1.50x   1.50x   1.50x   1.50x   1.50x   1.50x   1.50x   1.50x
Prior ..........   1.70x   1.70x   1.70x   1.70x   1.75x   1.75x   1.85x   1.85x


     On October 26, 2001, the Company filed an effective exchange offer to allow holders of the new Senior Discount Notes and new Senior Notes to exchange their notes for registered notes with essentially identical terms.

Note 7 - Related Party Transactions:

     Monitoring and Oversight Agreement: The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company's ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable, on a prospective basis, on January 1 of each calendar year to an amount equal to 1% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of the Company for the then current fiscal year. Upon the acquisition by the Company of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of the Company. In no event shall the annual fee be less than $1.0 million. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The fee for the three and nine months ended September 30, 2001 was $313,000 and $939,000 respectively. The fee for the three and nine months ended September 30, 2000 was $312,000 and $936,000, respectively.

     Financial Advisory Agreement: The Company is also party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners receives a fee equal to 1.5% of the total value of certain transactions in which the Company is involved. Transactions subject to this agreement include a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction. This fee for the three and nine months ended September 30, 2001 was $2.4 million, relating to the acquisitions of WWLP-TV, WNLO-TV and WJPX-TV, and was included in the total cost of that acquisition. The Company did not incur any fees under this arrangement in the three and nine months ended September 30, 2000.


Note 8 - Commitments and Contingencies:

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of September 30, 2001, is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is generally effective for the Company from January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and the introduction of impairment testing in its place. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet fully determined, the impact that SFAS 142 will have on its financial position and results of operations. Certain provisions of SFAS 142 are applicable to business combinations that close after June 30, 2001. As a result, the FCC licenses acquired in connection with the WJPX-TV, WKPV-TV, WJWN-TV, and WNLO-TV purchases have not been amortized as they have an indefinite life.

     In October 2001, the FASB issued Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

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

Business

     LIN Holdings Corp. ("LIN Holdings"), together with its subsidiaries, including LIN Television Corporation ("LIN Television" and together with LIN Holdings the "Company"), is a television station group operator in the United States and Puerto Rico. LIN Holdings and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse").

Business Combinations and Dispositions

     We have developed our business through a combination of acquisitions, dispositions and organic growth. We have acquired and disposed of the following businesses in 2001 and 2000:

     WJPX-TV, WKPV-TV, and WJWN-TV: On August 2, 2001, the Company acquired the common stock of S&E Network Inc., a Puerto Rican corporation that owns WJPX-TV, WKPV-TV, and WJWN-TV. WKPV-TV and WJWN-TV currently rebroadcast the programming carried on WJPX-TV. The total purchase price, including transactional costs, was approximately $11.7 million and was funded by available cash. The Company has accounted for the business combination under the purchase method of accounting.

     WNLO-TV: On July 25, 2001, the Company acquired the broadcast license and operating assets of WNLO-TV (formerly called WNEQ-TV), an independent broadcast television station located in Buffalo, New York. The Company has been operating WNLO-TV since January 29, 2001 under a LMA agreement. The total purchase price, including transactional costs, was approximately $26.0 million, and was funded by available cash. The Company has accounted for the business combination under the purchase method of accounting.

     WNAC-TV: On June 5, 2001, the Company acquired the broadcast license and certain related assets of WNAC-TV, the Fox affiliate serving the Providence-New Bedford market. Simultaneously with the acquisition, the Company assumed an existing LMA agreement with STC Broadcasting, Inc., an entity in which Hicks Muse has a substantial economic interest, under which STC Broadcasting, Inc. will operate WNAC-TV. As a result of this LMA, the Company does not generate revenues or incur expenses from the operation of this station but, instead receives an annual fee of $100,000 from STC Broadcasting, Inc. The total purchase price was approximately $2.5 million. The acquisition was funded with a note payable to STC Broadcasting. The Company has accounting for the business combination under the purchase method of accounting.

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

     Banks Broadcasting Inc.: On August 15, 2000, the Company contributed its interest in WLBB Broadcasting, LLC and the Company and 21st Century both contributed their respective interests in Banks-Boise, Inc. to Banks Broadcasting Inc. Banks Broadcasting Inc. owns and operates KWCV-TV, the WB affiliate serving the Wichita-Hutchinson, Kansas DMA and owns and operates KNIN-TV, a UPN affiliate servicing the Boise, Idaho market.

     WAND-TV Exchange: On April 1, 2000, the Company exchanged, with Block Communications Inc., a 66.67% interest in certain assets of its television station WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. Immediately after the WAND-TV exchange the Company and Block Communications Inc. contributed their respective interests in the WAND-TV assets to a partnership, with the Company receiving a 33.33% interest in the partnership.

     In connection with acquisitions accounted for under the purchase method of accounting, the Company does not separately value acquired FCC broadcasting licenses and network affiliation agreements as they do not represent separately identifiable intangible assets, but rather have a value that is inseparably linked. The future value of the Company's FCC licenses could be significantly impaired by the loss of corresponding network affiliation agreements, or vice versa.

Results of Operations

     Set forth below are the significant factors that contributed to the operating results of the Company for the three and nine-month periods ended September 30, 2001 and 2000. The Company's results from operations from period to period are not directly comparable because of the impact of acquisitions and disposals, including the acquisitions of WJPX-TV, WKPV-TV, WJWN-TV, and WNLO-TV in 2001 and WWLP-TV and WLFI-TV in 2000, and the disposition of WAND-TV in 2000.

                                                               Three Months               Nine Months
                                                             Ended September 30,       Ended September 30,
                                                            ---------------------     ---------------------
                                                               2001        2000          2001        2000
                                                            ---------   ---------     ---------   ---------
Net revenues ...............................................$  63,534   $  72,094     $ 194,608   $ 209,166
                                                            ---------   ---------     ---------   ---------
Operating costs and expenses:
      Direct operating .....................................   20,223      20,209        60,817      57,961
      Selling, general and administrative ..................   15,398      15,872        47,390      46,989
      Corporate ............................................    2,443       2,630         6,927       7,166
      Amortization of program rights .......................    5,568       5,395        16,367      15,736
      Depreciation and amortization of intangible assets....   17,129      16,784        50,444      48,095
                                                            ---------   ---------     ---------   ---------
Total operating costs and expenses .........................   60,761      60,890       181,945     175,947
                                                            ---------   ---------     ---------   ---------
Operating income ...........................................    2,773      11,204        12,663      33,219




     Net revenues consist primarily of national and local airtime sales, net of sales adjustments and agency commissions. Additional but less significant amounts are generated from network compensation, Internet revenues, barter revenues, production revenues and rental income. Total net revenues for the three and nine-month periods ended September 30, 2001 decreased 11.9% to $63.5 million and 7.0% to $194.6 million, respectively, compared to net revenue of $72.1 million and $209.2 million, respectively, for the same periods last year. The decrease in the three and nine-month periods ended September 30, 2001 was primarily due to a decrease of $5.1 million and $7.9 million respectively, in political advertising due to the campaign election cycle and a decrease of $4.5 million and $13.2 million, respectively, in demand for national advertising that began in the third quarter of 2000 and has continued into the fourth quarter of 2001.

     Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs, for the three-month period ended September 30, 2001 remained flat at $20.2 million and for the nine-month period ended September 30, 2001 increased 4.9% to $60.8 million, compared to direct operating expenses of $20.2 and $58.0 million, respectively, for the same periods last year. The increase in the nine-month period ended September 30, 2001 is primarily due to the startup costs of the low power television stations in Grand Rapids, Michigan and the LMA in Buffalo, New York of $375,000 and $709,000, respectively, and to the impact of the acquisitions of WLFI-TV, WWLP-TV, WKPV-TV, WJWN-TV, and WJPX-TV partially offset by the disposition of WAND-TV, a net increase of $3.6 million as a result of these acquisitions and disposition.

     Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, for the three and nine-month periods ended September 30, 2001 decreased 3.0% to $15.4 million and increased 0.1% to $47.4 million, respectively, compared to selling, general and administrative expenses of $15.9 million and $47.0 million, respectively, for the same periods last year. The decrease is primarily due to favorable terms on an operating agreement of $800,000 and $2.3 million for the three and nine-month periods ended September 30, 2001, respectively, offset by an increase of $339,000 in advertising costs associated with the network affiliation switch from the WB network to the UPN network of WCTX-TV in New Haven, Connecticut for the nine-month period ended September 30, 2001, as well the impact of the acquisitions of WLFI-TV, WWLP-TV, WKPV-TV, WJWN-TV and WJPX-TV partially offset by the disposition of WAND-TV, a net impact of $1.3 million for both the three and nine-month periods ended September 30, 2001 as a result of these acquisitions and disposition.

     Corporate expenses, representing costs associated with the centralized management of the Company's stations, for the three and nine-month periods ended September 30, 2001 decreased 7.1% to $2.4 million and 3.3% to $6.9 million, respectively, compared to corporate expenses of $2.6 million and $7.2 million, respectively, for the same periods last year. The decrease is due to certain operating agreements being allocated to the stations in the three and nine-month periods ended September 30, 2001.

     Amortization of program rights, representing costs associated with the acquisition of syndicated programming, features and specials, for the three and nine-month periods ended September 30, 2001 increased 3.2% to $5.6 million and 4.0% to $16.4 million, respectively, compared to amortization of program rights of $5.4 million and $15.7 million, respectively, for the same periods last year. The increase is primarily due to the acquisitions of WLFI-TV and WWLP-TV partially offset by the disposition of WAND-TV.

     Depreciation and amortization of intangible assets for the three and nine-month periods ended September 30, 2001 increased 2.1% to $17.1 million and 4.9% to $50.4 million, respectively, compared to depreciation and amortization of intangible assets of $16.8 million and $48.1 million, respectively, for the same periods last year. The increase is primarily due to the increase in equipment and intangible assets associated with the acquisitions of WLFI-TV, WWLP-TV, WNLO-TV, WJPX-TV, WKPV-TV, and WJWN-TV partially offset by the disposition of WAND-TV.

Other Expenses

     Interest expense for the three and nine-month periods ended September 30, 2001 increased 3.4% to $25.8 million and 5.7% to $72.0 million, respectively, compared to interest expense of $24.9 million and $68.1 million, respectively, for the same periods last year. The increase in the three and nine-month period ended September 30, 2001 is due to the issuance of the new Senior Notes and Senior Discount Notes (as more fully discussed in "Liquidity and Capital Resources" below) resulting in additional interest expense of $841,000 and $972,000, respectively, and to the increased borrowings associated with the acquisition of WWLP-TV on March 31, 2000 resulting in additional interest expense of $1.6 million.

     Interest expense for LIN Television Corporation for the three and nine-month periods ended September 30, 2001 decreased 11.8% to $16.3 million and 1.5% to $48.3 million, respectively, compared to interest expense of $18.4 million and $49.0 million, respectively, for the same periods last year. The decrease is primarily due to the early retirement of a portion of the Senior Credit Facility from the proceeds of the issuance of the new Senior Notes and new Senior Discount Notes.

     Investment income for the three and nine-month periods ended September 30, 2001 increased to $1.2 million and $3.1 million, respectively, compared to an income of $1.0 million and $3.0 million, respectively, for the same periods last year. The increase was the result of improvements to our cash management systems, resulting in higher average investment balances.

     Share of (income) loss in equity investments for the three-month period ended September 30, 2001 changed to a loss of $1.9 million compared to income of $400,000 for the same period last year. The loss in equity investments for the nine-month period enced September 30, 2001 increased $3.1 million compared to $36,000 for the same period last year. The losses are the result of the operating performances of the NBC Joint Venture, WAND (TV) Partnership and Banks Broadcasting, Inc.

     Other expenses for the three and nine-month periods ended September 30, 2001 increased to $3.1 million and $4.9 million, respectively, compared to an income of $160,000 and $148,000, respectively, for the same periods last year. The increase is primarily due to losses of $3.2 million and $5.2 million on derivative instruments for the three and nine-month periods ended September 30, 2001, respectively,

     The Company's benefit from income tax for the three-month period ended September 30, 2001 increased to approximately $7.4 million compared to $4.9 million for the same period last year. The provision for income taxes for the nine-month period ended September 30, 2001 changed to a benefit of $15.4 million compared to a provision of $2.1 million for the same period last year. These changes were primarily due to the disproportionate impact of non-deductible goodwill relative to the projected annual pretax net loss from period to period and the utilization of pre-acquisition net operating losses in Puerto Rico.

     LIN Television Corporation's benefit from income taxes for the three and nine-month periods ended September 30, 2001 is approximately $4.9 million and $6.7 million, respectively, compared to a provision of approximately $43.8 million and $38.4 million for the same periods last year. These changes were primarily due to the disproportionate impact of non-deductible goodwill relative to the projected annual pretax net loss from period to period and the utilization of pre-acquisition net operating losses in Puerto Rico.

Liquidity and Capital Resources

     At September 30, 2001, the Company had cash and cash equivalents of $22.0 million and total debt of $1.1 billion.

     Net cash provided by operating activities for the nine months ended September 30, 2001 was $10.4 million compared to $31.3 million for the same period last year. The decrease is primarily the result of a decrease in national and political revenues, a reduction in demand for national adverterising and an increase in operating and interest expenses.

     Net cash used in investing activities was $42.5 million for the nine months ended September 30, 2001, compared to $156.8 million for the same period last year. The change is primarily due to amounts paid related to the WWLP-TV transaction in the first quarter of 2000 and the acqusitions of WJPX-TV, WKPV-TV, WJWN-TV, and WNLO-TV in the third quarter of 2001.

     Net cash provided by financing activities for the nine months ended September 30, 2001 was $46.3 million compared to $123.8 million for the same period last year. The change is primarily due to the proceeds from the issuance of the new Senior Discount Notes and the new Senior Notes (net of partial repayment of the Senior Credit Facilities) in 2001 and proceeds from a draw down of a credit facility in connection with the WWLP-TV transaction in 2000.

     On June 14, 2001, LIN Holdings Corp. issued $100 million aggregate principal amount at maturity of 10% Senior Discount Notes due 2008 in a private placement. These new Senior Discount Notes were issued at a discount to yield 12.5% and generated net proceeds of $73.9 million. Financing costs of $2.4 million were incurred in connection with the issuance and will be amortized over the term of the debt. The new Senior Discount Notes are unsecured senior obligations of LIN Holdings and are not guaranteed. Cash interest will not accrue or be payable on the Senior Discount Notes prior to March 1, 2003. Thereafter, cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing on September 1, 2003. The Company is subject to compliance with certain financial covenants and other conditions set forth in the offering memorandum. The Notes are subject to early redemption provisions in the event of a change of control.

     On June 14, 2001, LIN Television issued $210 million aggregate principal amount at maturity of 8% Senior Notes due 2008 in a private placement. The new Senior Notes were issued at a discount to yield 8 3/4% and generated net proceeds of $202.2 million. The new Senior Notes are unsecured senior obligations of LIN Television without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television. Financing costs of $4.5 million were incurred in connection with the issuance and will be amortized over the term of the debt. Cash interest on the new Senior Notes accrues at a rate of 8% per annum and will be payable semi-annually in arrears commencing on January 15, 2002. LIN Television is subject to compliance with certain financial covenants and other conditions. The Notes are subject to early redemption provisions in the event of a change of control.

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

     The following are the adjustments made to the financial covenant and ratio tests under the Senior Credit Facilities:

                    1Q01    2Q01    3Q01    4Q01    1Q02    2Q02    3Q02    4Q02
                    ----    ----    ----    ----    ----    ----    ----    ----
Maximum Leverage Ratio:
Amended ........   7.40x   7.40x   7.40x   7.40x   7.40x   7.40x   7.40x   7.40x
Prior ..........   6.75x   6.75x   6.75x   6.75x   6.75x   6.75x   6.40x   6.40x

Minimum Interest Coverage Ratio:
Amended ........   1.50x   1.50x   1.50x   1.50x   1.50x   1.50x   1.50x   1.50x
Prior ..........   1.70x   1.70x   1.70x   1.70x   1.75x   1.75x   1.85x   1.85x


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

Risks Associated with Business Activities

     Potential Negative Consequences of Substantial Indebtedness. As of September 30, 2001, LIN Holdings had approximately $1.1 billion of consolidated indebtedness and approximately $413.0 million of consolidated stockholders' equity. LIN Television had approximately $704.9 million of consolidated indebtedness and approximately $729.9 million of consolidated stockholders' equity.

     The level of indebtedness of LIN Holdings and LIN Television could have several negative consequences to holders of the Senior Subordinated Notes, the Senior Discount Notes, the new Senior Notes, and the new Senior Discount Notes, (collectively the "Notes"), including, but not limited to, the following:

- a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal, premium (if any) and interest on their respective indebtedness, thereby reducing the funds available for operations, distributions to LIN Holdings for payments with respect to LIN Holdings' indebtedness, future business opportunities and other purposes and increasing the vulnerability of LIN Holdings and LIN Television to adverse general economic and industry conditions;

- the ability of the Company to obtain additional financing in the future may be limited;

- all of the indebtedness in connection with the Senior Credit Facilities, a credit facility with Chase Manhattan Bank, as administrative agent, and the lenders named therein, that establishes a $173.3 million term loan facility and a $160 million revolving facility, will be secured and is scheduled to become due prior to the time the principal payments on the Notes are scheduled to become due;

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

     LIN Holdings' and LIN Television's respective abilities to make scheduled payments of the principal of, or to pay interest on, or to refinance their respective indebtedness will depend on the future performance of the Company and its subsidiaries, which to a certain extent will be subject to economic, financial, regulatory, competitive and other factors beyond the Company's control. Based upon the Company's current operations and anticipated growth, management believes that future cash flow from operations, together with the Company's available borrowings under the Senior Credit Facilities, will be adequate to meet LIN Holdings' and LIN Television's respective anticipated requirements for capital expenditures, interest payments and scheduled principal payments. There can be no assurance that the Company's business will continue to generate sufficient cash flow from operations in the future to service the Company's respective indebtedness and make necessary capital expenditures. If unable to do so, the Company may be required to refinance all or a portion of its respective indebtedness or sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be possible, that any assets could be sold (or, if sold, of the timing of such sales and the amount of proceeds realized therefrom) or that additional financing could be obtained.

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

     Dependence on Advertising and Certain External Factors. The Company's operating results are primarily dependent on advertising revenues which, in turn, depend on national and local economic conditions, coverage of political events and high profile sporting events (e.g., the Olympics, Super Bowl and NCAA Men's Basketball Tournament), the relative popularity of the Company's programming (which in many cases, is dependent on the relative popularity of the relevant network's programming), the demographic characteristics of the Company's markets, the activities of competitors and other factors which are outside the Company's control. The television industry is cyclical in nature, and the Company's revenues could be adversely affected by a future local, regional or national recession.

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

     Dependence on Key Personnel. The Company believes that its success is dependent upon its ability to attract and retain skilled managers and other personnel, including its present officers and general managers. The loss of the services of Gary R. Chapman, the Chairman, President and Chief Executive Officer of LIN Holdings and LIN Television, could have a material adverse effect on the operations of the Company. Mr. Chapman's current employment agreement with LIN Television will automatically renew for an additional year on December 31, 2001.

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

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is generally effective for the Company from January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and the introduction of impairment testing in its place. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet fully determined, the impact that SFAS 142 will have on its financial position and results of operations. Certain provisions of SFAS 142 are applicable to business combinations that close after June 30, 2001. As a result, the FCC licenses acquired in connection with the WJPX-TV, WKPV-TV, WJWN-TV, and WNLO-TV purchases have not been amortized as they have an indefinite life.

     In October 2001, the FASB issued Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.